Form 10-Q/A
period 2021-06-30
F45 Training Holdings Inc.
filed 2021-09-17
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40590

F45 Training Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3978689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Barton Springs Road, 9 th Floor Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (737)
787-1955

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00005 per share	FXLV	The New York Stock Exchange
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

Explanatory Note
The sole purpose of this Amendment No. 1 to F45 Trainings Holding Inc.’s Quarterly Report on
Form 10-Q
for the period ended June 30, 2021, filed with the Securities and Exchange Commission on August 30, 2021
(“Form 10-Q”),
is to furnish Exhibit 101 to the
Form 10-Q,
including the XBRL tags embedded within the Inline XBRL document, in accordance with Rule 405 of
Regulation S-T.
Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the
Form 10-Q
formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the
30-day
grace period provided under
Regulation S-T
for the first quarterly period in which XBRL is required.
Except for the foregoing, no other changes have been made to the
Form 10-Q.
This Amendment No. 1 to the
Form 10-Q
speaks as of the original filing date of the
Form 10-Q,
does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original
Form 10-Q.
Pursuant to Rule 406T of
Regulation S-T,
the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
N
one
 of the Company’s customers accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2021 and 2020.
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
In April 2021, the Company entered into an intellectual property license agreement with FW SPV II LLC (“FW SPV”), a Delaware limited liability company, regarding certain intellectual property previously owned by Flywheel Sports, Inc. (“Flywheel IP”). The license agreement is for a period of five years at a rate of $5 million per year. The Company recorded $20.8 million of intangible assets when the license agreement became effective in April 2021 based on the present value of the annual payments throughout the term of the license agreement. The amortization expense of the intangible assets related to the license agreement was $0.8 million for the three and six months ended June 30, 2021. Also
,
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
Voluntary Conversion
—At their option, for each
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
Mandatory Conversion Offering Proceeds
—Upon a public offering resulting in
$150 million gross proceeds to the Company, outstanding Convertible Notes shall automatically convert into common stock equal to (a) the greater of (1) 20% of the equity value of the Issuer (on a fully diluted basis) (2) 1.5 multiplied by the aggregate original Issue price, divided by (b) the initial offering price to the public; provided that such number of shares shall not be less than 20% of the fully diluted shares of common stock prior to the issuance of any primary shares in the public offering.
Mandatory Conversion Public Float
—Outstanding Convertible Notes automatically convert upon a public float of $150 million measured during the first 30 days of trading equal to (a) the greater of (1) 20% of the equity value of the Company (on a fully diluted basis) based on the average sale price over the previous 30 consecutive days of trading and (2) 1.5 multiplied by the aggregate original issue price, divided by (b) the average sale price over the previous 30 consecutive days of trading; provided that such number of shares of common stock shall not be less than 20% of the fully diluted shares of common stock.

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
In accordance with ASC 815,
Derivatives and Hedging
, the Company assessed the prepayment event and the event of default as embedded derivatives requiring bifurcation, however, as the fair value of these features was not material upon issuance, the Company has not allocated any of the proceeds of the debt to the embedded derivatives. As of June 30, 2021 and December 31, 2020, the fair value of the embedded derivatives was not material to the condensed consolidated financial statements.
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
Interest expense recorded on the debt facilities was
$8.9 million and $0.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $17.3 million and $0.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
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
Fair Value of Derivatives :
Interest Rate Swap	$—	$(457)	$—	$(660)

Total Fair Value	$—	$(457)	$—	$(660)

The Company recognized an unrealized gain of
$0.1

million and
 $0.1 million on this instrument in the three months ended June 30, 2021 and 2020, respectively, and an unrealized gain of $0.2 million and unrealized loss of $0.7 million on this instrument in the six months ended June 30, 2021 and 2020, respectively. The unrealized gain
s
and los
ses
 have been presented within OCI in the condensed consolidated statement of operations and comprehensive (loss) income.
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

1
8

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
The following table summarizes the derivative liabilities included in the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

Fair Value of Embedded Derivative Liabilities (Level 3 Inputs):
Balance at January 1, 202 0	$—
Initial measurement on October 6, 202 0	(27,822)
Change in fair value	(8,818)

Balance at December 31, 2020	(36,640)
Change in fair value	(25,505)

Balance at March 31, 2021	(62,145)
Change in fair value	(23,098)

Balance at June 30, 2021	$(85,243)

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
$0.1
million franchise revenue and no
fr
anchise revenue, respectively, from studios owned by Group Training. During the six months ended June 30, 2021 and 2020, the Company also recognized less than $0.1 million franchise revenue and $0.1 million franchise revenue, respectively, from studios owned by Group Training. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
During the three months ended June 30, 2021 and 2020, the Company recognized less than
$0.1 million and
$
0.2
million, respectively, of franchise revenue and of equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. During the six months ended June 30, 2021 and 2020, the Company recognized less than $0.1 million and
$
0.2
million. respectively, of
 f
ranchise revenue and of equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. As of June 30, 2021 and December 31, 2020, the Company had less than
$0.1 million and no outstanding receivables, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
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
As of June 30, 2021, the Company had an outstanding guarantee of $
2.9
 million in aggregate total for lease payments over
10 years
for a franchisee’s studio lease in the state of California.
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
Note 13—Stock-based compensation
Issuance of restricted stock units
In connection with the transaction with MWIG described in
Note 1—Nature of the business and basis of presentation
, on March 15, 2019, the Company entered into a promotional agreement with Mark Wahlberg (“Mr. Wahlberg”), a member of the Company’s Board of Directors and an investor in MWIG, pursuant to which Mr. Wahlberg agreed to provide promotional services to the Company. In exchange for the agreed upon services provided in the promotional agreement, the Company issued 2,738,648 restricted stock units to Mr. Wahlberg.
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

Note 16—Subsequent events
IPO
On July 15, 2021, the Company closed its IPO and received net proceeds from the offering of

$
279.0

million, after deducting underwriting discounts and commissions. The Company used the proceeds from the offering to (i) repay
$
188.6

million of indebtedness under the Term Facility, Revolving Facility, and Subordinated Term Facility, (ii) pay
$
25.0
 million for the acquisition of Flywheel indoor cycling studio business, (iii) $
2.4
 million in cash bonuses to certain employees, (iv) and $
2.5
 million for expenses incurred with the IPO. The remainder of the net proceeds will be utilized for working capital and continuing operations. In addition, at the time of the IPO closing, all outstanding shares of convertible preferred stock and outstanding convertible notes were converted into an aggregate of
27,368,102
and
14,847,066
shares of common stock, respectively.
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
$
0.5
 million as part of the repayment of existing debt.
Payment under MJE Promotional Agreement
Pursuant to terms of MJE promotional agreement, in lieu of equity compensation that MJE was entitled to receive as a result of the IPO, the Company and MJE agreed to a cash payment of
$
4.0
 million, which the Company paid on July 27, 2021.
Amendment of Secured Credit Agreement
On August 13, 2021, the Company entered into an amended and restated credit agreement (“Credit Agreement”) which amends and restates the Secured Credit Agreement dated September 18, 2019. The Credit Agreement provides for a
$
90
 million
five-year
senior secured revolving facility (“Facility”). The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $
35
 million. The proceeds from the Facility will be used for general corporate purposes. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, the LIBO rate plus a margin of
2.50
% to
3.50
% per annum, or base rate plus a margin of
1.50
% to
2.50
%, in each case depending on the Company’s total leverage ratio.

Exercise of Greenshoe
On August 13, 2021, the underwriters in the Company’s IPO exercised their greenshoe option to purchase an additional

307,889
shares of the Company’s common stock from the Company and an additional
1,231,555
shares of the Company’s common stock from a selling stockholder at $
16.00
per share. The Company received $
4.6
 million in net proceeds from the purchase of the additional
307,889
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
We generate revenue from the following sources:

•
Franchise Revenue
: Consists primarily of upfront establishment fees, monthly franchise fees, and other franchise-related fees, including fees related to marketing and other recurring fixed fees paid by franchisees on a monthly basis for various services we provide, such as the use of intranet, email and the studio’s website. Franchise agreements generally consist of an obligation to grant exclusive rights over a defined territory and may include options to renew the agreement, generally for two additional five year terms, as well as the license for certain trademarks and systems to operate that studio.

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

•
Equipment and Merchandise
: Consists of fees paid to us in exchange for (i) World Packs for new F45 Training studios, which are comprehensive opening packs containing the standardized set of
F45-branded
fitness equipment and related technology required to operate an F45 Training studio and (ii) subsequent additional and/or replacement equipment and merchandise sales to franchisees including technology, apparel and other fitness-related products. Typically, a portion of the World Pack fee is required to be paid upon the execution of a franchise agreement, with the balance due upon the earlier of: (i) the date the franchisee orders the World Pack; or (ii) eight months from the effective date of the franchise agreement. The franchise agreement mandates all franchisees to order and update new equipment on an annual basis.

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

•
Forgiveness of Loans to Directors
: As described in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this filing, in connection with the MWIG Transaction that closed on March 15, 2019, we forgave loans that were previously extended to certain of our existing stockholders who are executive officers and directors.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

F45 Training Holdings Inc.

Date: September 17, 2021	By:	/s/ Chris E. Payne
Chris E. Payne
Chief Financial Officer