Form 10-Q
period 2021-09-30
F45 Training Holdings Inc.
filed 2021-11-15
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

to

Commission File Number
001-40590

F45 Training Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3978689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
801 Barton Spring Road, 9th Floor
Austin, Texas 98704
(Address of principal executive offices and zip code)
(737)
787-1955
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.00005	FXLV	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act):    Yes  ☐    No  ☒
As of November
15
, 2021, there were approximately 90,554,571 shares of the registrant’s common stock outstanding.

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

F45 Training Holdings Inc.
Form
10-Q

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$52,618	$28,967
Accounts receivable, net	15,326	9,582
Due from related parties	2,150	2,406
Inventories	17,252	4,485
Deferred costs	1,851	1,616
Prepaid expenses	10,653	2,891
Other current assets	5,209	2,452

Total current assets	105,059	52,399
Property and equipment, net	2,014	884
Deferred tax assets, net	6,703	7,096
Intangible assets, net	25,598	1,758
Deferred costs, net of current	13,081	11,215
Other long-term assets	14,166	5,165

Total assets	$166,621	$78,517

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$34,461	$18,657
Deferred revenue	8,787	3,783
Interest payable	143	250
Current portion of long-term debt	—	5,847
Income taxes payable	1,792	3,499

Total current liabilities	45,183	32,036
Deferred revenue, net of current	5,908	10,312
Long-term derivative liability	—	36,640
Long-term debt, net of current	—	236,186
Other long-term liabilities	4,615	4,890

Total liabilities	55,706	320,064
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; 0 and 9,854,432 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (Note 13)	—	98,544
Stockholders’ equity (deficit)
Common stock, $0.00005 par value; 90,554,571 and 29,281,514 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	659,977	11,456
Accumulated other comprehensive loss	(938)	(982)
Accumulated deficit	(373,408)	(175,846)
Less: Treasury stock	(174,720)	(174,720)

Total stockholders’ equity (deficit)	110,915	(340,091)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$166,621	$78,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Franchise (Related party: $2,724 and $52 for the three months ended September 30, 2021 and 2020, respectively, and $3,329 and $277 for the nine months ended September 30, 2021 and 2020, respectively)	$18,513	$14,067	$52,250	$39,766
Equipment and merchandise (Related party: $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $328 for the nine months ended September 30, 2021 and 2020, respectively)	8,664	7,896	19,950	24,497

Total revenues	27,177	21,963	72,200	64,263
Costs and operating expenses:
Cost of franchise revenue (Related party: $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $12 for the nine months ended September 30, 2021 and 2020, respectively)	1,486	1,997	4,162	6,591
Cost of equipment and merchandise (Related party: $1,561 and $355 for the three months ended September 30, 2021 and 2020, respectively, and $3,678 and $1,098 for the nine months ended September 30, 2021 and 2020, respectively)	5,752	5,247	12,672	14,410
Selling, general and administrative expenses	110,492	10,100	145,882	31,724

Total costs and operating expenses	117,730	17,344	162,716	52,725

(Loss) income from operations	(90,553)	4,619	(90,516)	11,538
Loss on derivative liabilities	—	—	48,603	—
Interest expense, net	41,897	534	59,165	1,333
Other income, net	(2,035)	(238)	(1,415)	(815)

(Loss) income before income taxes	(130,415)	4,323	(196,869)	11,020
(Benefit) provision for income taxes	(222)	1,974	693	3,536

Net (loss) income	$(130,193)	$2,349	$(197,562)	$7,484

Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swap, net of tax	(7)	88	196	(639)
Reclassification to interest expense from interest rate swaps	464	—	464	—
Foreign currency translation adjustment, net of tax	(509)	138	(616)	(426)

Comprehensive (loss) income	$(130,245)	$2,575	$(197,518)	$6,419

Per share data:
Net (loss) income per common share
Basic and diluted	(1.52)	0.03	(4.10)	0.09
Weighted average common shares outstanding
Basic and diluted	85,463,755	58,000,000	48,214,724	58,000,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at June 30, 2021	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(886)	$(243,215)	$(407,364)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)	(98,544)	27,368,102	1	98,543	—	—	—	98,544
Conversion of convertible notes into common stock upon initial public offering	—	—	14,847,066	1	191,517	—	—	—	191,518
Stock-based compensation	—	—	—	—	80,707	—	—	—	80,707
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—	—	19,057,889	1	277,754	—	—	—	277,755
Net loss	—	—	—	—	—	—	—	(130,193)	(130,193)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7)	—	(7)
Reclassification to interest expense from interest rate swap	—	—	—	—	—	—	464	—	464
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(509)	—	(509)

Balances at September 30, 2021	—	$—	90,554,571	$4	$659,977	$(174,720)	$(938)	$(373,408)	$110,915

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at June 30, 2020	11,000,000	$110,000	58,000,000	$3	$—	$—	$(1,832)	$(145,422)	$(147,251)
Net income	—	—	—	—	—	—	—	2,349	2,349
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	88	—	88
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	138	—	138

Balances at September 30, 2020	11,000,000	$110,000	58,000,000	$3	$—	$—	$(1,606)	$(143,073)	$(144,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2020	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(982)	$(175,846)	$(340,091)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)	(98,544)	27,368,102	1	98,543	—	—	—	98,544
Conversion of convertible notes into common stock upon initial public offering	—	—	14,847,066	1	191,517	—	—	—	191,518
Stock-based compensation	—	—	—	—	80,707	—	—	—	80,707
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—	—	19,057,889	1	277,754	—	—	—	277,755
Net loss	—	—	—	—	—	—	—	(197,562)	(197,562)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	196	—	196
Reclassification to interest expense from interest rate swap	—	—	—	—	—	—	464	—	464
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(616)	—	(616)

Balances at September 30, 2021	—	$—	90,554,571	$4	$659,977	$(174,720)	$(938)	$(373,408)	$110,915

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2019	11,000,000	$110,000	58,000,000	$3	$—	$—	$(541)	$(150,557)	$(151,095)
Net income	—	—	—	—	—	—	—	7,484	7,484
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(639)	—	(639)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(426)	—	(426)

Balances at September 30, 2020	11,000,000	$110,000	58,000,000	$3	$—	$—	$(1,606)	$(143,073)	$(144,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(197,562)	$7,484
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	195	279
Amortization of intangible assets	1,968	499
Amortization of deferred costs	1,330	975
Accretion and write-off of debt discount	31,585	—
Bad debt expense	5,417	3,400
Stock -based compensation	85,745	—
(Gain) loss on disposal of property, plant and equipment	(6)	—
Prepayment penalty included in interest expense	13,034	—
PPP loan forgiveness	(2,063)	—
Loss on derivative liability	48,603	—
Provision for inventory	147	90
Paid in kind interest accrual	12,851	—
Unrealized foreign currency transaction gains (losses)	333	(659)
Changes in operating assets and liabilities:
Due from related parties	178	—
Accounts receivable, net	(11,361)	(80)
Inventories	(7,120)	(2,315)
Prepaid expenses	(7,863)	1,673
Other current assets	(2,742)	(2,344)
Deferred costs	(2,534)	(3,616)
Other long-term assets	(9,274)	(4,675)
Accounts payable and accrued expenses	5,432	2,891
Deferred revenue	989	(13,507)
Interest payable	(107)	188
Income taxes payable	(1,766)	1,391
Other long-term liabilities	(167)	(971)

Net cash used in operating activities	(34,758)	(9,297)

Cash flows from investing activities
Purchases of property and equipment	(1,465)	(307)
Disposal of property and equipment	—	3
Acquisition of Flywheel	(25,033)	—
Purchases of intangible assets	(872)	(601)

Net cash used in investing activities	(27,370)	(905)

Cash flows from financing activities
Borrowings under revolving facility	—	8,145
Proceeds from issuance of Common stock , net of offering costs	277,753	—
Repayment of 1st Lien Loan	(33,688)	(2,250)
Repayment of 2nd Lien Loan	(137,443)	—
Prepayment of premium on 2nd Lien Loan	(13,034)	—
Deferred financing costs	(1,012)	—
Repayment of revolving facility	(7,000)	—
Proceeds from Paycheck Protection Program loan	—	2,062

Net cash provided by financing activities	85,576	7,957

Effect of exchange rate changes on cash and cash equivalents	203	(171)

Net decrease in cash and cash equivalents	23,651	(2,416)

Cash and cash equivalents at beginning of period	28,967	8,267

Cash and cash equivalents at end of period	$52,618	$5,851

Supplemental disclosures of cash flow information
Interest paid	14,143	803
Income taxes paid	$1,771	$—
Supplemental disclosure of noncash financing and investing activities:
Conversion of convertible debt and derivative liability into common stock	$191,519	$—
Deferred offering costs included in accounts payable and accrued expenses	—	1,030
Conversion of convertible preferred stock into common stock	98,544	—
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
Initial public offering
The Company’s registration statement on

Form
S-1
(“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on July 14, 2021, and the Company’s common stock began trading on the New York Stock Exchange on July 15, 2021. On July 15, 2021, the Company completed its IPO of 20,312,500 shares of the Company common stock, $0.00005 par value per share at an offering price of $16.00 per share. The Company sold 18,750,000 shares and an existing stockholder sold an aggregate of 1,562,500 shares. The Company received aggregate net proceeds of approximately $277.8 million after deducting underwriting discounts, commissions and other offering costs. Immediately prior to the closing of the IPO, the Company amended and restated its article of incorporation and its bylaws authorizing an increase of capital stock to 215,000,000 shares with a par value of $0.00005 per share.
On August 13, 2021, the underwriters in the Company’s IPO exercised in part their overallotment option to purchase an additional 307,889 shares of the Company’s common stock from the Company and an additional 1,231,555 shares of the Company’s common stock from the selling stockholder at a public offering price of $16.00 per share. The overallotment sale was consummated on August 17, 2021 and the Company received $4.6 million in net proceeds from the purchase of the additional 307,889 shares after deducting underwriting discounts and commissions and will utilize the net proceeds for continuing operations and to pay expenses related to the offering.
Upon completion of the IPO, 9,854,432 shares of the Company’s redeemable convertible preferred stock then outstanding with a carrying value of $98.5 million were automatically converted into an aggregate of 27,368,102 shares of the Company’s common stock and the Company’s outstanding convertible notes were converted into an aggregate of 14,847,066 shares of common stock. Following the completion of the IPO, the Company only has outstanding common stock.
2020 Stock repurchase agreements
On October 6, 2020, the Company entered into stock repurchase agreements (“Repurchase Agreements”) with 2M Properties Pty Ltd and Robert Deutsch, in which the Company purchased a total of 31,900,000 shares of common stock for $174.7 million. In addition, the Company paid a $2.5 million bonus to Mr. Deutsch. As a result of the Repurchase Agreements, these two parties no longer own any common stock in the Company.
Transaction with MWIG LLC (“MWIG”)
On March 15, 2019, MWIG, a special purpose private investment fund vehicle led by FOD Capital LLC, a family office investment fund, and Mark Wahlberg, made a minority preferred investment in the Company. On March 15, 2019, F45 Training Holdings, MWIG and Flyhalf Acquisition Company Pty Ltd, a newly incorporated wholly-owned, indirect subsidiary of F45 Training Holdings, entered into a Share Purchase Agreement (“SPA”) with F45 Aus Hold Co Pty Ltd (“F45 Aus Hold Co”) and its existing stockholders pursuant to which F45 Training Holdings became the ultimate parent of F45 Aus Hold Co and its subsidiaries. Upon the consummation of the transaction with MWIG, the existing stockholders and MWIG held 72.5% and 27.5% ownership interests, respectively, in the Company and, its wholly-owned subsidiaries. On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager. See
Note 13—Convertible preferred stock and stockholders’ equity (deficit)
for further discussion.

Pursuant to the SPA and in return for acquiring 100% of the shares in F45 Aus Hold Co, F45 Training Holdings issued 29,000,000 shares of common stock to the existing stockholders of F45 Aus Hold Co proportionate to their relative ownership of the common stock of F45 Aus Hold Co and its wholly-owned subsidiaries. As a result of this transaction there was no change in control. All references to shares in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements presented herein, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the effects of the transaction retrospectively as of the earliest period presented in the interim unaudited condensed consolidated financial statements.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In accordance with such rules and regulations, certain information and accompanying note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are considered necessary for the fair presentation of the financial position of the Company at September 30, 2021 and the results of operations for the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All intercompany balances and transactions have been eliminated in consolidation.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of and for the years ended December 31, 2020 and 2019 disclosed in the final prospectus filed with the SEC on July 16, 2021.
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
Key estimates and judgments relied upon in preparing these interim condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, depreciation of long-lived assets, internally developed software, amortization of intangible assets, fair value of derivative instruments, fair value of stock-based awards, and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.
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
The change in allowance for doubtful accounts is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$5,256	$2,195	$5,746	$1,069
Provisions for bad debts, included in selling, general and administrative	1,903	1,483	5,417	3,400
Uncollectible receivables written off	(114)	(892)	(4,118)	(1,683)

Balance at end of period	$7,045	$2,786	$7,045	$2,786

None of the Company’s related parties accounted for more than 10% of accounts receivable as of September 30, 2021 and December 31, 2020. None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of September 30, 2021 and December 31, 2020. None of the Company’s customers accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020.
Deferred IPO costs
Deferred IPO costs, which consist of direct incremental legal and accounting fees relating to the IPO, are capitalized. As of September 30, 2021, the deferred IPO costs of $5.8 million were recorded in additional paid-in
capital in the condensed consolidated balance sheets as a reduction from the proceeds of the IPO. There were no deferred IPO costs as of December 31, 2020.

Revenue recognition—Change in estimate
During the height of the
COVID-19
pandemic in 2020, the Company entered into franchise agreements that included a discount on upfront establishment fees and modified other contract terms as part of a limited-time promotional offer made exclusively to existing franchises (“limited-time promotional deals”). The Company deemed that the limited-time promotional deals did not meet the criteria of a contract at the inception of the agreement under Accounting Standards Codification (ASC)
606-10-25-1
due to the Company’s inability to determine that collectability under the agreements was probable, and as such, did not begin immediately recognizing revenue upon the inception of these franchise agreements. During the second quarter of 2021, the Company assessed the limited-time promotional deals and determined the criteria of a contract under ASC
606-10-25-1
had been met and, as a result, recorded a cumulative
catch-up
in revenue of $2.2 million. The Company noted the assessment of collectability was primarily driven by a review of post-COVID payment and collection history for franchisees who owned multiple studios within the Company’s network, system-wide sales per region, and increases in post re-opening
weekly visit volume and store-level gross sales volumes compared to specified periods in which the contracts were initially signed.
The Company’s United States subsidiary, F45 Training, Inc., operates in various states within the United States which require the Company to defer collection of certain fees (“Deferred States”), including the initial establishment fees, until certain criteria are met as specified by state and local requirements. In Deferred States, the Company concluded that the deferred establishment fees represent variable consideration as receipt was subject to uncertainty due to a lack of experience with contracts requiring deferral of establishment fees and uncertainty on the length of time
between inception of an agreement and the opening of a studio. As a result, establishment fees were excluded from the transaction price upon signing of the franchise agreements within the Deferred States. The Company re-evaluates
the transaction price on its Deferred States franchise agreements if there is a significant change in facts and circumstances at the end of each reporting period. During the second quarter of 2021, the Company increased the transaction price of the Deferred States contracts by $1.7 million because of an enhanced history of franchise agreements and collections history on Deferred States franchise agreements, as well as a review of post-COVID payment and collection history for similar franchisees, resulting in the recognition of an additional $1.3 million in revenue during the nine months ended September 30, 2021.
Contract assets
Contract assets primarily consist of unbilled revenue where the Company is utilizing costs incurred as the measure of progress of satisfying the performance obligation. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end
in accordance with contract terms. As of September 30, 2021 and December 31, 2020, the Company recorded $3.7 million and $1.2 million, respectively, of short-term unbilled receivable, which is included in other current assets on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company recorded $11.6 million and $4.9 million, respectively, of long-term unbilled receivable, which is included in other long-term assets on the condensed consolidated balance sheets.

Recently issued accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases (“Topic 842”), by issuing Accounting Standards Update
(“
ASU
”)
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
This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement. Topic 842 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company is currently evaluating the impact of adopting Topic 842, the Company expects to recognize right-of-use
assets and lease liabilities on its consolidated balance sheets upon adoption. The standard is not expected to have a material impact to the condensed consolidated statements of operations and comprehensive (loss) income and statements of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Topic 326 was subsequently amended by ASU No. 2018-19, Codification Improvements; ASU No. 2019-04, Codification Improvements; ASU No. 2019-11, Codification Improvements that clarify the scope of the standard in the amendments in ASU 2016-13; ASU No. 2019-05, Targeted Transition Relief; ASU No. 2019-10, Effective Dates; and ASU no. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC section on Effective Date Related to Accounting Standards Update No. 2016-02. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants. In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ending December 31, 2022, with early adoption permitted. The Company is currently evaluating the impact of this update and will monitor for modifications or exchanges of the issued freestanding stock options, but at this time does not anticipate the adoption of ASU 2021-04 to have a material impact on the consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This guidance will be effective for the Company beginning with the year ended December 31, 2023, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

Note 3—Property and equipment, net
Property and equipment, net, consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	Estimated Useful Life	September 30, 2021	December 31, 2020
	(years)
Vehicles	5	$175	$43
Furniture and fixtures	7	223	179
Office and other equipment	5	754	720
Leasehold improvements	Lesser of lease term or useful life	1,763	675

		2,915	1,617
Less accumulated depreciation		(901)	(733)

Total property and equipment, net		$2,014	$884

Depreciation expense related to property and equipment was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
Note 4—Intangible assets
The following table summarizes the useful lives and carrying values of intangible assets, including internal-use
software (in thousands):

		As of September 30, 2021			As of December 31, 2020
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Internal-use software	3	$3,403	$1,823	$1,580	$2,767	$1,352	$1,415
Trade names & trademarks	n/a	1,651	—	1,651	343	—	343
Flywheel CRM software	9	22,873	506	22,367	—	—	—

Total intangible assets, net		$27,927	$2,329	$25,598	$3,110	$1,352	$1,758

The amortization expense of intangible assets was $0.7 million and $
0.3

m
illion for the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $
0.5
 million for the nine months ended September 30, 2021 and 2020, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income. The weighted average remaining life of internal-use
software was 2.2 years and 1.7 years as of September 30, 2021 and December 31, 2020, respectively.
In April 2021, the Company entered into an intellectual property license agreement with FW SPV II LLC (“FW SPV”), a Delaware limited liability company, regarding certain intellectual property previously owned by Flywheel Sports, Inc. (“Flywheel IP”). The license agreement is for a period of five years at a rate of $5.0 million per year. The Company initially recorded $20.8 million of intangible assets when the license agreement became effective in April 2021 based on the present value of the annual payments throughout the term of the license agreement.

On July 19, 2021, after the consummation of the IPO, the Company acquired certain assets of the Flywheel indoor cycling studio business for $25.0 million in cash consideration, effectively transferring control of the assets to the Company and terminating the license agreement entered into in April 2021. The acquisition was accounted as an asset acquisition. On the acquisition date, the Company reversed the net carrying amount of $19.8 million of intangible assets, net of accumulated amortization of $0.8 million, and $20.6 million of the related liability that was initially recorded under the license agreement, resulting in a decrease to the cash consideration transferred by $0.8 million. The purchase consideration of net $24.2 million was allocated to the assets acquired on a relative fair value basis, which primarily consisted of the client relationship management (“CRM”) software and trade names. The CRM software is amortized on a straight-line basis over 9 years, while the trade names have an
indefinite life. The amortization expense of the CRM software was $0.5 million for the three and nine months ended September 30, 2021.
As of September 30, 2021, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service as of September 30, 2021, is as follows (in thousands):

Future Amortization
Remainder of 2021	$856
2022	3,324
2023	2,991
2024	2,663
2025	2,541
Thereafter	11,572

Total	$23,947

Note 5—Accounts payable and accrued expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$8,066	$7,670
Accrued sales tax	5,998	3,423
Accrued payroll and benefits	1,493	1,399
Stock-based compensation liability	4,446	—
Accrued inventory purchases	14,376	5,999
Other payables	82	166

	$34,461	$18,657

Note 6—Deferred revenue
Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. The following table reflects the change in deferred revenue during the three and nine months ended September 30, 2021 and 2020 (in thousands):

Deferred Revenue
Balance at December 31, 2020	$14,095
Revenue Recognized	(11,523)
Increase	15,393

Balance at June 30, 2021	$17,965

Revenue Recognized	(9,143)
Increase	5,873

Balance at September 30, 2021	$14,695

Deferred Revenue
Balance at December 31, 2019	$23,941
Revenue Recognized	(20,114)
Increase	13,313

Balance at June 30, 2020	$17,140

Revenue Recognized	(6,439)
Increase	2,311

Balance at September 30, 2020	$13,012

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as noncurrent. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. Total contract revenues from franchisees yet to be recognized as revenue was $209.7 million as of September 30, 2021, of which the Company expects to recognize approximately 23% of the revenue over the next 12 months and the remainder thereafter.
Note 7—Debt
Subordinated Convertible Debt Agreemen
t
On October 6, 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”), whereby the Company issued $100 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes have an annual interest rate of 8.28%, which accrues as paid-in-kind
through the duration of the contract. Repayment of principal and accrued interest may be made in cash or shares of the Company upon the occurrence of certain qualifying events or at the end of the contract term (“PIK Interest”). Interest is accrued over the term of the debt and is payable upon repayment at maturity or earlier upon the occurrence of certain events. The outstanding balance of the Convertible Notes, including PIK Interest, as of December 31, 2020 was $102.0 million.
As a part of the subordinated convertible debt agreement, the Company identified embedded derivatives that require bifurcation under ASC 815,
Derivatives and Hedging,
relating to the contingent conversion option, payment of liquidation, default payment and prepayment options. See
Note 8—Derivative instruments
for further discussion on the Company’s accounting for these embedded derivatives.

In conjunction with the IPO on July 15, 2021, the outstanding Convertible Notes of $106.3 million of principal and interest were converted into 14,847,066 shares of common stock at a conversion price of $16.00. The unamortized debt discount of $23.7 million remaining as of the conversion date was recognized as interest expense on the condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended
September 30, 2021. As of September 30, 2021, there were no Convertible Notes and PIK interest outstanding.
Subordinated Second Lien Term Loan
On October 6, 2020, the Company entered into a Subordinated Credit Agreement with certain lenders which committed the lenders to provide $125 million of financing to the Company in exchange for a note payable. This agreement matures over a five-year period that carries a
Paid-In
Kind (“PIK”) Interest rate of 13.00%. PIK Interest is accrued over the term of the Subordinated Credit Agreement. The Subordinated Credit Agreement has a maturity date of October 5, 2025. The outstanding balance of the note, including PIK Interest, payable as of December 31, 2020 was $124.2 million, net of unamortized debt issuance costs of $4.7 million.
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
On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Subordinated Credit Agreement. The Company used proceeds from its IPO to repay $150.5 million under the terms of the Subordinated Credit Agreement, inclusive of a prepayment penalty of $3.8 million and penalty of six months of advanced interest for $9.3 million as a result of the repayment of indebtedness or termination of the Subordinated Credit Agreement. The unamortized debt discount of $4.5 million remaining as of the repayment date was recognized as interest expense on the condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2021.

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
See
Note 13—Convertible preferred stock and stockholders’ equity (deficit
) for further discussion.
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
On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Term Facility. The Company used proceeds from its IPO to repay the Term Facility and Revolving Facility in the amount of $31.1 million and $7.0 million, respectively.
On August 13, 2021, the Company entered into an amended and restated credit agreement (“Credit Agreement”) which amended
and
restated
the Secured Credit Agreement dated September 18, 2019. The Credit Agreement provides for a $90.0 million five-year senior secured revolving facility (“Facility”). The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $35.0 million. The proceeds from the Facility will be used for general corporate purposes. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, the LIBOR rate plus a margin of 2.50% to 3.50% per annum, or base rate plus a margin of 1.50% to 2.50%, in each case depending on the Company’s total leverage ratio.
As a result
of
the amendment, the Company modified the existing
covenants
under the Secured Credit Agreement. The total leverage ratio was modified such that the Company is required to maintain a total leverage ratio for any four quarters, of less than 3.00 to 1.00. Prior to the third amendment to the Secured Credit Agreement, the Company was required to maintain a total leverage ratio, for any period of four consecutive quarters, of less than 7.00 to 1.00, respectively.
In connection with the Credit Agreement, the Company paid the lenders approximately $0.9 million in fees. Similarly, the Company paid third parties fees of approximately $0.1 million associated with the amendment. The Company concluded that the amendment resulted in a modification of debt rather than a debt extinguishment. As such, the Company determined that all fees incurred in connection to the Credit Agreement would be deferred and amortized over the term of new arrangement. Similarly, unamortized debt issuance costs from the original revolving facility will continue to be deferred. The unamortized debt discount of $0.2 million relating to the Term Facility that remained as of the termination date was recognized as interest expense on the condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2021.

The outstanding balance of the Term Facility as of September 30, 2021 and December 31, 2020 was $0 and $33.3 million, respectively, net of unamortized debt issuance costs of $0 and $0.4 million, respectively. The outstanding balance of the Revolving Facility as of September 30, 2021 and December 31, 2020 was $0 and $7.0 million, respectively. The availability on the revolving line of credit as of September 30, 2021 was $88.5 million.
The weighted-average interest rate on the Company’s outstanding debt as of December 31, 2020 was 5.15%.
As of September 30, 2021 and December 31, 2020, the Company was in compliance with its covenants on the Credit Agreement and the Secured Credit Agreement, respectively.
PPP Loan
On April 10, 2020, the Company received loan proceeds of approximately $2.1 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses to help sustain
their
employee payroll costs, rent, and utilities due to the impact of the recent
COVID-19
pandemic. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes, which include the payment of payroll costs, interest on covered mortgage obligations, rent obligations and utility payments. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness.
The Company is using the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to ensure full forgiveness of the loan. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of 1.5 years, beginning November 2020 with a final installment in April 2025. Any amounts forgiven when the

Company is legally released as the primary obligor under the loan will be recognized as a gain from the extinguishment of the loan in the condensed consolidated statements of operations and comprehensive (loss) income.
During the third quarter of 2021, the outstanding balance on the PPP loan including interest was forgiven by the U.S. Small Business Administration (SBA). The Company recognized a gain of
$2.1
million from the extinguishment of the PPP loan, which is included in “other income net” on the condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2021. The Company is subject to examination by the SBA as the total loan forgiveness exceeds
$2.0 million threshold.
Interest expense
Interest expense recorded on the debt facilities was $42.1 million and $0.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $59.2 million and $1.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The following table reflects the write off of debt discounts and penalties incurred during the three and
nine months ended September 30, 2021 that are included in interest expense (in thousands):

	Debt Discount	Penalty	Total

Subordinated Convertible Debt	$23,740	$—	$23,740
Subordinated Second Lien Term Loan	4,463	13,034	17,497
First Lien Loan	241	—	241

	$28,444	$13,034	$41,478

Note 8–Derivative instruments
Interest rate swap
The Company is subject to interest rate volatility with regard to existing debt. From time to time, the Company enters into swap agreements to manage exposure to interest rate fluctuations.
On October 25, 2019, the Company entered into an interest rate swap contract (the “Swap Agreement”) with JP Morgan Chase Bank N.A. to fix the interest rate on the Term Facility over the life of the loan. The notional amount of the swap covers the entire $30.0 million borrowings outstanding under the Term Facility. Under the terms of the Swap Agreement, the Term Facility, which formerly accrued interest at a rate of LIBOR plus
1.50
%, started effectively accruing interest on the effective date (October 30, 2019) at a fixed rate of
1.74
% on an annualized basis.
To hedge the variability in cash flows due to changes in benchmark interest rates, the Company entered into an interest rate swap agreement related to debt issuances. The swap agreement is designated as a cash flow hedge. The derivative’s gain or loss is recorded in OCI and is subsequently reclassified to interest expense over the life of the related debt.
On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the interest rate swap agreement. The Company paid $0.5 million to terminate the interest rate swap. As a result of the termination, the accumulated fair value of the interest rate swap was reclassified from accumulated other comprehensive loss to interest expense of $0.5 million and $0.5 million during the three and nine months ended September 30, 2021, respectively, on the condensed consolidated statements of operations and comprehensive (loss). As of December 31, 2020, the interest rate swap liability of $0.7 million was included in long-term derivative liability on the accompanying condensed consolidated balance sheets.
The Company recognized an unrealized gain of $0.1 million on this instrument in the three months ended September 30, 2020,

and an unrealized loss of $0.6 million on this instrument in the nine months ended September 30, 2020. The unrealized gains and losses have been presented within other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive (loss) income.
Convertible notes
As discussed in
Note 7—Debt
, in October 2020 the Company entered into a subordinated convertible debt agreement whereby the Company issued $100.0 million of Convertible Notes to certain holders maturing on September 30, 2025. These notes can be converted into common shares of the Company at the holders’ option. The Company has analyzed the conversion and redemption features of the agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company has bifurcated the following embedded derivatives: (i) Liquidity Event Conversion Option; (ii) Liquidity Event Redemption Option; and (iii) Qualified Public Offering (“QPO”) Redemption Option.

The $27.8 million initial fair value of the embedded derivatives for the Convertible Notes was recorded as a debt discount along with a corresponding liability on the Company’s consolidated balance sheets. The initial debt discount is not subsequently re-valued
and is being amortized using the effective interest method over the life of the Convertible Notes. The derivative liabilities are classified in the condensed consolidated balance sheets as non-current
as the Company is not required to net cash settle within 12 months of the balance sheet date and are marked-to-market
at each reporting period with changes in fair value recorded within “Loss on derivative liabilities” in the condensed consolidated statements of operations and comprehensive (loss) income.
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
As discussed in
Note 7—Debt
, in connection with the IPO, outstanding Convertible Notes of $106.3 million, including principal and interest, were converted into 14,847,066 shares of common stock.
The following table summarizes the derivative liability included in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020
(in
thousands):

Fair Value of Embedded Derivative Liability (Level 3 Inputs):
Balance at January 1, 2020	$—
Initial measurement on October 6, 2020	(27,822)
Change in fair value	(8,818)

Balance at December 31, 2020	(36,640)
Change in fair value	(25,505)

Balance at March 31, 2021	(62,145)
Change in fair value	(23,098)

Balance at June 30, 2021	(85,243)
Conversion on July 1 5 , 2021 (IPO)	85,243

Balance at September 30, 2021	$—

Note 9 – Fair value
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair value due to their short-term nature of settlement. None of the Company’s assets and liabilities are accounted for at fair value on a recurring basis as of September 30, 2021.
None of the Company’s assets are currently accounted for at fair value on a recurring basis as of December 31, 2020. The following table presents the Company’s liabilities accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands).

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
The inputs for determining fair value of the embedded conversion and redemption features of the Company’s convertible notes are classified as Level 3 inputs, refer to
Note 8—Derivative instruments
for further discussion related to the accounting for these instruments.

Note 10—Income taxes
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
(Benefit) provision for income taxes
The benefit for income taxes was $0.2 million for the three months ended September 30, 2021, compared with the provision for income taxes of $2.0 million for the three months ended September 30, 2020. The provision
for income taxes was $0.7 million for the nine months ended September 30, 2021, compared with the provision for income taxes of $3.5 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 of
(
0.35%
)
differed from the U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential and by current period losses incurred by F45
Training
Holdings not benefited due to its full valuation allowance.

The effective tax rate for the nine months ended September 30, 2020 of 32.09% differed from the U.S. statutory tax rate of 21% primarily due to state taxes, foreign jurisdiction earnings taxes at different rates, and interest and penalties for uncertain tax positions.
Note 11—Related party transactions
As discussed in
Note 1—Description of the business and basis of presentation
, due to the repurchase of the Company’s shares from two primary directors that occurred on
October 6, 2020, the Company no longer considers these two directors as related parties from October 6, 2020 onward.
Group Training is owned by certain existing stockholders that are executive officers and directors of the Company, through which, they operate two F45 studios in the United States. As of September 30, 2021 and December 31, 2020, the Company had receivables related to fees under this management service agreement of
$0.7 million and $0.4 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets. The Company recognized less than $0.1 million of franchise revenue related to fees under this management service agreement during the three and nine months ended September 30, 2021 and 2020.
During the three months ended September 30, 2021 and 2020, the Company recognized no franchise revenue, respectively, from studios owned by Group Training. During the nine months ended September 30, 2021 and 2020, the Company recognized no franchise revenue

and $0.1 million franchise revenue, respectively, from studios owned by Group Training. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended September 30, 2021 and 2020, the Company recognized less than $0.1 million and $0.1 million, respectively, of franchise revenue and of equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. During the nine months ended September 30, 2021 and 2020, the Company recognized less than $0.1 million and $0.3 million, respectively, of franchise revenue and of equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. As of September 30, 2021 and December 31, 2020, the Company had less than $0.1 million and no outstanding receivables, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
During the three months ended September 30, 2021 and 2020, the Company recognized less than $0.1 million from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. During the nine months ended September 30, 2021 and 2020, the Company recognized less than $0.1 million and
$
0.1
million, respectively, from these studios. As of September 30, 2021 and December 31, 2020, the Company had less than
$0.1 million and no outstanding receivables from these studios, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
The Company incurred expenses totaling approximately $1.6 million and $0.4 million, respectively, during the three months ended September 30, 2021 and 2020, and $3.7 million and $1.1 million, respectively, during the nine months ended September 30, 2021 and 2020, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. As of September 30, 2021 and December 31, 2020, the Company had approximately $0.4 million and $0.3 million of outstanding payables to the third-party vendor. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from two studios owned by employees. During the three and nine months ended September 30, 2020, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $
0.1
million and $
0.1
million, respectively, from six studios owned by employees. As of September 30, 2021 and December 31, 2020, the Company
had no receivables outstanding related to this revenue.
Transaction with LIIT LLC
On June 23, 2020, the Company entered into an Asset Transfer and Licensing Agreement with LIIT LLC (“LIIT”) an entity wholly-owned by Adam Gilchrist (F45’s
Co-Founder
and Chief Executive Officer). Pursuant to this agreement, F45 will sell to LIIT certain at-home
exercise equipment packages (including the intellectual property rights thereto) for $1.0 million payable on or before December 31, 2020. LIIT assumes all outstanding rights and obligations related to these exercise equipment packages from F45. In addition, pursuant to this agreement, LIIT will receive access to F45’s library of programming related to existing and future fitness content for the duration of the license period of 10 years. In exchange for this license, LIIT will pay F45 an annual license fee equal to the greater of (a) $1.0 million and (b) 6% of the annual gross revenue of LIIT, less any payments made by LIIT to third parties in connection with the sale of such
exercise equipment packages payable annually

on July 30
.

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

The Company recognized $0.3 million and $0.8 million revenue and no cost of sales in conjunction with the transaction with LIIT LLC during the three and nine months ended September 30
, 2021.
The Company recognized no revenue and cost of sales in conjunction with the transaction with LIIT LLC during the three and nine months ended September 30, 2020.
The outstanding receivable balance as of September 30, 2021
and December
3
1, 2020
was $1.3 million

and $1.5 million respectively
.
Transaction with Club Franchise Group LLC
On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC, or Club Franchise, an affiliate of KLIM. Pursuant to the term multi-unit studio agreement, the Company have granted to Club Franchise the right, and Club Franchise has agreed to, at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be opened within 18 months of the date of the multi-unit studio agreement, or December 15, 2022.
Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with other franchise agreements in the United States entered into since July 2019, Club Franchise are required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of
$2,500 per month or 7% of gross monthly studio revenue regardless of whether such studios are open. Club Franchise has also agreed to pay the Company
an establishment fee of $7,500,000 as follows: (i) $1,875,000 upon execution of the multi-unit studio agreement (which amount has been paid); (ii) $1,875,000 by June 2022; (iii) $1,875,000 by December 2022;

and (iv) $1,875,000 by December 2023. Club Franchise
is required to pay monthly franchise fees to us in respect of additional studios with monthly franchise fees for 150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company
and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company
other fees, including fees related to marketing and equipment and merchandise, some of which the Company
have agreed to provide at a discounted rate.
The Company recognized $2.4 million revenue and no cost of sales in conjunction with the transaction with Club Franchise Group LLC during the three months and nine ended September 30, 2021. There was no outstanding receivable balance owed by the Club Franchise as of September 30, 2021.
Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 12—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies in accordance with ASC 450,
Contingencies
. As of September 30, 2021, the Company had established a litigation accrual of $4.1 million in accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. The Company’s accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company discloses the amount accrued if the Company believes it is material or if the Company believes such disclosure is necessary for the Company’s financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and the Company adjusts the accruals and disclosures accordingly. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on the Company’s
liquidity, consolidated financial position, and/or results of operations.
Lease commitments
The Company leases eight office buildings in the United States and other international locations. Future minimum lease payments, which include non-cancelable
operating leases at September 30, 2021, are as follows (in thousands):

Operating Leases
Remainder of 2021	$416
2022	2,231
2023	2,241
2024	2,103
2025	1,991
Thereafter	7,289

Total minimum lease payments	$16,271

Rent expense
under
operating leases was approximately $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company has presented rent expense during these periods in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
As of September 30, 2021, the Company had an outstanding guarantee of $2.8 million in aggregate total for lease payments over 10 years for a franchisee’s studio lease in the state of California.
On December 21, 2020, the Company entered into a lease agreement with CIM Urban REIT Properties IX, L.P. to lease an office building in Austin, Texas. The lease term expires on the last day of the 96th lease month from the Rent Commencement Date, as defined in the lease agreement. In the event that the Company does not achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $20.0 million for the period from January 1, 2021 through June 30, 2021, the Company shall post an additional conditional deposit of $1.0 million on or before September 30, 2021 (“First Conditional Deposit”) as additional security for the Company’s obligations under the lease. The Company did not achieve the required EBITDA for the period from January 1, 2021 through June 30, 2021. In the event that the Company does not achieve EBITDA of $53.0 million for the period from January 1, 2021 through December 31, 2021, the Company shall deposit an additional deposit of $1.0 million on or before April 30, 2022 (“Second Conditional Deposit”). The Company is not obligated to deposit the Second Conditional Deposit, regardless of the Company’s EBITDA for the year ended December 31, 2021, in the event that the Company deposits the First Conditional Deposit. As of September 30, 2021, CIM Urban REIT Properties IX, L.P. waived the EBITDA requirement for the First Conditional Deposit of $1 million.

2020 Promotional agreements
On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark is entitled to receive additional performance-based cash compensation based on the Company’s enterprise value.
On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew. As of September 30, 2021, no definitive partnership agreement has been reached with Malibu Crew. Both of these promotional agreements expire on October 14, 2025.
On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, DB Ventures will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or $5.0 million on the six-
and 12-month anniversaries of the Company becoming publicly traded.

This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year
contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. As of September 30, 2021, these studio and related lease agreements had yet to commence.
2021 Promotional agreements
On April 12, 2021, the Company entered into a promotional agreement with Magic Johnson Entertainment (“MJE”). Purs
u
ant to this agreement, MJE will provide certain promotional services to the Company in exchange for compensation. In connection with the Company becoming publicly traded on July 15, 2021, MJE agreed to a cash payment of $
4.0
million in lieu of equity compensation that MJE was entitled to receive as a result of the IPO. Additionally, in connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant MJE a number of shares of common stock equal to the result of
$5.0
million divided by the Average Trading Price upon each occurrence of a Vesting Event, which is based on increases in the Company’s market capitalization as defined in the agreement. The agreement between the Company and MJE terminates on January 23, 2026.
On June 25, 2021, the Company entered into promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant Craw Daddy Productions a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to
10%
of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026.
On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for an annual compensation. On the same date, Malibu Crew, a subsidiary of the Company, also entered into a promotional agreement with Big Sky Inc. whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of September 30, 2021, these studios and associated start-up costs had yet to commence.

In connection with the consummation of the IPO on July 15, 2021, the Company recognized total stock-based compensation expense of $5.0 million in connection to these promotional agreements entered with ABG-Shark, DB Ventures, MJE and Cindy Crawford for the three and nine months ended September 30, 2021, respectively. The Company determined that the common stock to be issued upon settlement of the promotional agreements are liability classified awards. As of September 30, 2021, the Company recorded $4.4 million of stock-based compensation liability in accounts payable and accrued expenses and $0.6 million of stock-based compensation liability in other long-term liabilities on the condensed consolidated balance sheets.
The Company estimates the fair value of the stock-based compensation using a Monte-Carlo simulation model. The other significant assumptions used in the analysis were as follows:

Risk-free interest rate	0.07 – 0.92%
Expected dividend yield	—
Expected term in years	0.29 – 4.75
Expected volatility	20.70 – 28.10%
See
Note 14
—
Stock-based compensation
for discussion on the stock option activities and total stock-based compensation expense for the three and nine months ended September 3
0
, 2021, respectively.
Note 13—Convertible preferred stock and stockholders’ equity (deficit)
Issuance of convertible preferred stock and common stock
In connection with the transaction with MWIG described in
Note 1—Nature of the business and basis of presentation
, on July 14, 2021, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005, and 11,000,000 shares of preferred stock, all with par values of $0.0001. As of September 30, 2021 and December 31, 2020, the Company had 90,554,571 and 29,281,514 shares of common stock, respectively. As of September 30, 2021 and December 31, 2020, the Company had 0 and
9,854,432
shares of convertible preferred stock issued and outstanding, respectively.
As part of the transaction with MWIG and in return for Flyhalf Acquisition Company Pty Ltd acquiring 100% of the shares in F45 Aus Hold Co, the Company issued 58,000,000 shares of its common stock to F45 Aus Hold Co’s existing stockholders. In addition, Flyhalf Acquisition Company Pty Ltd made a payment to F45 Aus Hold Co’s existing stockholders of $100 million.
The payment of $100 million was funded by MWIG, subscribing for 10,000,000 shares of preferred stock at $10.00 per share in the Company. This amount was ultimately paid to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co. Further, Flyhalf Acquisition Company Pty Ltd issued $50.0 million secured promissory notes to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co (the “Sellers Notes”). The $100.0 million payment, $50.0 million Sellers Notes and related interest thereon have been recorded as a dividend in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) during the year ended December 31, 2019. In addition to the initial issue of 10,000,000 shares of Preferred Stock, MWIG was granted an option to acquire an additional 1,000,000 shares of Preferred Stock for $10.00 per share under the SPA. The $10.0 million in funds raised by the issue of the additional Preferred Stock were used in full to partially settle the outstanding Sellers Notes.

On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager.
In July 2021, due to the completion of
the IPO
, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00
 per share
.
There were no shares of convertible preferred stock outstanding as of September 30, 2021.
Note 14—Stock-based compensation
Issuance of restricted stock units
In connection with the transaction with MWIG described in
Note 1—Nature of the business and basis of presentation
, on M
a
rch 15, 2019, the Company entered into a promotional agreement with Mark Wahlberg (“Mr. Wahlberg”), a member of the Company’s Board of Directors and an investor in MWIG, pursuant to which Mr. Wahlberg agreed to provide promotional services to the Company. In exchange for the agreed upon services provided in the promotional agreement, the Company issued 2,738,648 restricted stock units (RSUs) to Mr. Wahlberg.
The RSUs were to vest based on the Company attaining certain valuation thresholds upon a vesting event, defined as: (i) a deemed liquidation event or change in control; (ii) the closing of a financing transaction including the sale, issuance or redemption of the Company’s (or one of its subsidiaries) equity securities, and any initial public offering; or (iii) at any time that the Company’s common stock is publicly traded, with the Company’s equity value exceeding the following thresholds:

Company Equity Value Threshold	Potential Restricted Stock Units Vested
$1.0 billion	912,882
$1.5 billion	912,882
$2.0 billion	912,884
The Company determined that the RSUs are equity classified awards that contain
both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest.
On July 5, 2021, the Company approved the acceleration of Mr. Wahlberg’s RSUs such that 100% of the RSUs granted to Mr. Wahlberg would fully vest concurrently with and subject to the consummation of the IPO, effectively eliminating the market condition based on the achievement of prescribed Company equity values. The RSUs shall be settled in shares of common stock on a date determined by the Company during 2022 but no later than March 15, 2022. All remaining terms and conditions in the original promotional agreement are still applicable. The Company determined the modification of the RSUs as a Type IV modification in accordance with ASC 718,
Compensation—Stock Compensation
, because at the modification date, both the original and modified awards were considered improbable of vesting as the performance condition had not been met on the modification date of July 5, 2021. The Company utilized the assumed IPO price of $16.00 per share as the modification date fair value.

In connection with the Company becoming publicly traded on July 15, 2021, the fair value of the 2,738,648
RSUs

fully vested and was recognized as compensation expense in the amount of $43.8 million during the three and nine months ended September 30, 2021, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of operation and comprehensive (loss) income.
2021 Incentive Plan
The Company’s stock based compensation plan, which became effective at the IPO date, included
equity incentive compensation plans under which three types of share-based compensation plans are granted to the employees, directors and consultants of the Company, which are incentive stock options (ISOs), RSUs and restricted stock awards (RSAs). The purpose of the plan is to assist the Company in securing and retaining the service of eligible award recipients to provide incentives to employees, directors and consultants and promote the long-term financial success of the Company and thereby increase stockholder value. As per 2021 Equity Incentive Plan, the maximum aggregate number of Shares that may be subject to Awards under various equity incentive compensation plans is 5,000,000 Shares.
Employees meeting certain employment qualifications are eligible to receive stock-based awards. In accordance with the Company’s accounting policy, forfeitures of ISOs, RSUs and RSAs are accounted for as they occur.
Incentive stock options (ISOs)
ISOs granted under the incentive equity plans are generally
non-statutory
stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of stock options issued by the Company contains only service vesting conditions.
For the nine months ended September 30, 2021 the
total number of shares authorized for ISOs
is
254,965.
The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

Weighted-average fair value (1)	4.69
Risk-free interest rate (2)	0.92%
Expected dividend yield (3)	—
Expected volatility (4)	29.20%
Expected term in years	5.76

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips
(3)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.
(4)	Selected volatility is re - levered equity volatility based on median asset volatility.

A summary of option activity under the employee share option plan as of September 30, 2021, and changes during the period then ended is presented below:

	Shares (In thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	—	$—		$—
Granted	264	$16.00
Exercised	—	$16.00
Forfeited or expired	(9)	$16.00

Outstanding at September 30, 2021	255	$16.00		$—

Vested and exercisable	66	$16.00		$—

Expected to vest	189	$16.00	1.8	$—

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of September 30, 2021.

The aggregate intrinsic value of vested and unvested option as of September 30, 2021 was $0, since the options are out-of-the-money.
The aggregate intrinsic value is the difference between the Company’s closing stock price of $14.96 per share
on the last trading day of September 30, 2021 and the exercise price of $16.00 per shar

multiplied by the number of
in-the-money
options. All the options were
out-of-the-money.
The total grant date fair value of the options vested during the three and nine months ended September 3
0
, 2021 was $0.3 million, which was included in selling, general and administrative expenses on the condensed consolidated statements of operation and comprehensive (loss) income.
As of September 30, 2021, the total unrecognized
pre-tax
stock-based compensation expense related to t
h
e ISO was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years. The maximum contractual term of the ISO is approximately 3 years.
Restricted stock units (RSUs)
RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon on the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on a RSU during the period it is unvested. The RSUs issued by the Company currently only contain service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements. For the nine months ended September 30, 2021 the total number of shares authorized for RSUs is
3,438,555
.
The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (In thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	—	$—
Granted	3,591	15.54
Vested	(2,370)	15.31
Forfeited	(152)	16.00

Outstanding at September 30, 2021	1,069	$16.00

The total grant date fair value of RSUs vested during the three and nine months ended September 30, 2021 was $36.3 million, respectively, which was included in selling, general and administrative expenses on the condensed consolidated statements of operation and comprehensive (loss) income. As of September 30, 2021, total unrecognized pre-tax
stock-based compensation expense related to
non-vested
restricted stock units was
$17.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.78 years. The maximum contractual term of RSUs is approximately 3 years.
Restricted stock awards (RSAs)
Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares; the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs issued by the Company contains service vesting conditions. For the nine months ended September 30, 2021 the total number of shares authorized for RSAs is
104,512
.
The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSAs.
A summary of RSAs activity is as follows:

	Shares (In thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	—	$—
Granted	105	14.42
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2021	105	$14.42

The total grant date fair value of RSAs vested during the three and nine months ended September 30, 2021 was $0. As of September 30, 2021, total recognized pre-tax
stock-based compensation expense related to
non-vested
RSAs was $0.3 million, which was included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Total unre
c
ognized
pre-tax
stock-based compensation expense related to
non-vested
restricted stock awards was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.67 years. The maximum contractual term of RSAs is less than one year.
Non-employee
promotional agreements
As described in
Note 12—Commitments and contingencies
, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included restricted stock units that contain equity-based payments, which have performance, market and service conditions.
The Company determined that the restricted stock units are liability classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of September 30, 2021, the market conditions have not been met on any of the non-employee
promotional agreements. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021.
Note 15—Basic and diluted net (loss) income per share
The computation of net (loss) income per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(130,193)	$2,349	$(197,562)	$7,484
Net income allocated to participating preferred shares	$—	$646	$—	$2,058

Net (loss) income attributable to common stockholders—basic and diluted	$(130,193)	$1,703	$(197,562)	$5,426

Denominator:
Weighted average common shares outstanding—basic and diluted	85,463,755	58,000,000	48,214,724	58,000,000
Net (loss) income per common share:
Basic and diluted	$(1.52)	$0.03	$(4.10)	$0.09
Anti-dilutive securities excluded from diluted loss per common share:
Unvested restricted stock units	1,068,750	—	1,068,750	—
Unvested restricted stock awards	104,512	—	104,512	—
Stock options to purchase common stock	254,965	—	254,965	—

Total	1,428,227	—	1,428,227	—

For the three and nine months ended September 30, 2020, the restricted stock units of 2,738,648 have no impact to the diluted net income per share as the performance condition as specified in
Note
14-Stock-based
compensation
has not been met as of September 30,
2020
.
Note 16—Segment and geographic area information
The Company’s operating segments align with how the Company manages its business and interacts with its franchisees on a geographic basis. F45 is organized by geographic region based on the Company’s strategy to become a globally recognized brand. F45 has three reportable segments: United States, Australia and Rest of World. The Company refers to “Australia” as the operations in Australia, New Zealand and the immediately surrounding island nations. The Company refers to “Rest of World” as the operations in locations other than the United States and Australia. The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, Messrs. Adam Gilchrist and Chris Payne. Segment information is presented in the same manner that the Company’s CODM reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.
The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.
The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources:

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit (loss)
United States:
Franchise	$11,117	$1,047	$10,070	$6,245	$1,774	$4,471
Equipment and merchandise	4,162	2,239	1,923	3,583	1,857	1,726

	$15,279	$3,286	$11,993	$9,828	$3,631	$6,197

Australia:
Franchise	$4,330	$158	$4,172	$6,145	$248	$5,897
Equipment and merchandise	2,234	1,992	242	2,707	2,305	402

	$6,564	$2,150	$4,414	$8,852	$2,553	$6,299

Rest of World:
Franchise	$3,066	$281	$2,785	$1,677	$(25)	$1,702
Equipment and merchandise	2,268	1,521	747	1,606	1,085	521

	$5,334	$1,802	$3,532	$3,283	$1,060	$2,223

Consolidated:
Franchise	$18,513	$1,486	$17,027	$14,067	$1,997	$12,070
Equipment and merchandise	8,664	5,752	2,912	7,896	5,247	2,649

	$27,177	$7,238	$19,939	$21,963	$7,244	$14,719

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit (loss)
United States:
Franchise	$29,873	$3,377	$26,496	$21,954	$5,863	$16,091
Equipment and merchandise	11,166	6,154	5,012	11,045	5,561	5,484

	$41,039	$9,531	$31,508	$32,999	$11,424	$21,575

Australia:
Franchise	$12,039	$430	$11,609	$10,985	$580	$10,405
Equipment and merchandise	3,762	3,313	449	5,185	4,489	696

	$15,801	$3,743	$12,058	$16,170	$5,069	$11,101

Rest of World:
Franchise	$10,338	$355	$9,983	$6,827	$148	$6,679
Equipment and merchandise	5,022	3,205	1,817	8,267	4,360	3,907

	$15,360	$3,560	$11,800	$15,094	$4,508	$10,586

Consolidated:
Franchise	$52,250	$4,162	$48,088	$39,766	$6,591	$33,175
Equipment and merchandise	19,950	12,672	7,278	24,497	14,410	10,087

	$72,200	$16,834	$55,366	$64,263	$21,001	$43,262

Selling, general and administrative expenses, other expenses,

and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to condensed consolidated net (loss) income is as follows (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Segment gross profit	$19,939	$14,719
Selling, general and administrative expenses	110,492	10,100
Loss on derivative liabilities	—	—
Interest expense, net	41,897	534
Other income, net	(2,035)	(238)
(Benefit) provision for income taxes	(222)	1,974

Net (loss) income	$(130,193)	$2,349

	For the Nine Months Ended September,
	2021	2020
Segment gross profit	$55,366	$43,262
Selling, general and administrative expenses	145,882	31,724
Loss on derivative liabilities	48,603	—
Interest expense, net	59,165	1,333
Other income, net	(1,415)	(815)
(Benefit) provision for income taxes	693	3,536

Net (loss) income	$(197,562)	$7,484

For the three and nine months ended September 30, 2021 and September 30, 2020, respectively, the Company’s long-lived asset additions were not significant.

Note 17—Subsequent events
On October 29, 2021, the Company entered into a share purchase agreement to acquire 100% of the outstanding stock of Vive Active Brookvale Pty Ltd (Vive). Vive, located in Australia, provides Pilates classes through its online platform and its studios. The stock acquisition was a strategic transaction to strengthen the Company’s position as one of the fastest growing fitness franchisors and creating a leading global fitness training and lifestyle brand. The consideration exchanged for the acquisition is $5 million less working capital adjustments.
Consummation of the acquisition remains subject to customary closing conditions.
The Company is in the process of evaluating the nature of the stock purchase to determine whether the purchase is a business combination or an asset acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Historical Consolidated Financial and Other Data” section of our prospectus, our audited consolidated financial statements and the related notes, and the unaudited condensed consolidated financial statements appearing and other information found elsewhere in our prospectus, this report other filings with the SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the “Risk factors” section and elsewhere in our prospectus.
Overview
We are F45 Training, the fastest growing fitness franchisors in the world, focused on creating a leading global fitness training and lifestyle brand. We offer consumers functional
45-minute
workouts that are effective, fun, and community-driven. Our workouts combine elements of high-intensity interval, circuit, and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts through our digitally-connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. Our platform enables the rapid scalability of our model and helps to promote the success of our franchisees. We offer our members a continuously evolving fitness program in which virtually no two workouts are ever the same. Our vast and growing library of functional training content allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results, while helping our members achieve their fitness goals.
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
As of September 30, 2021, we had approximately 1,197 Open Studios, which represents approximately 74% of our Total Studios. The remaining 26% of our Total Studios are generally located in regions that continue to face restrictions, which we expect to be relaxed over time.
We have found that, on average, studios that have
re-opened
following temporary closure quickly return close to
pre-pandemic
levels on a weekly revenue basis, and eventually exceed
pre-pandemic
levels on the same basis. As of September 30, 2021, the median weekly revenue of the 466 studios that have been re-opened
the longest since temporary closure exceeded
pre-pandemic
levels.

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
Our Segments
We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States (which for segment reporting purposes includes our operations in the United States and South America), Australia and Rest of World. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. We refer to “Rest of World” or “ROW” as our operations in locations other than the United States and Australia. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the years ended December 31, 2020 and 2019 and the three months ended September 30, 2021 and 2020. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis.
Our Franchise Model
We operate a nearly 100% franchise model. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to the
COVID-19
pandemic. Despite challenges posed by the
COVID-19
pandemic, we grew our footprint and experienced minimal permanent closures during 2020, which we believe underscores the resilience of our business model. Between Q3 2021 and Q3 2020, our Total Franchises Sold increased by 36% and our Total Studios increased by 18%. For the three months ended September 30, 2021, as compared with the same period in 2020, our revenue increased by 24% as our network recovers from the
COVID-19
pandemic.
Notwithstanding the ongoing challenges presented by the
COVID-19
pandemic, we believe we are well positioned to continue to successfully manage through the pandemic and drive growth in the future.
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

Key
Non-GAAP
Financial and Operating Metrics
In addition to our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees, and monitor our business.
Our financial condition and results of operation have been, and will continue to be, affected by a number of important factors, including new franchises sold, new studio openings and number of visits. Many of these factors have been, and will continue to be, impacted by the
COVID-19
pandemic.
The following table sets forth our key performance indicators for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income/(loss)	$(130,193)	$2,349	$(197,562)	$7,484
Earnings per share	$(1.52)	$0.03	$(4.10)	$0.09
System-wide Sales	$99,436	$74,627	$296,474	$212,594
System-wide Visits	6,350	5,420	20,081	14,194
Same store sales growth	6.0%	(33.8%)	14.7%	(32.7%)
New Franchises Sold, net	210	155	767	322
Total Franchises Sold, end of period	3,011	2,214	3,011	2,214
Initial Studio Openings, net	63	101	181	236
Total Studios, end of period	1,618	1,376	1,618	1,376
EBITDA	$(87,127)	$5,448	$(134,211)	$14,106
Adjusted EBITDA	$10,115	$7,381	$26,061	$20,021
Adjusted EBITDA margin	37.2%	33.6%	36.1%	31.2%
System-Wide Sales
We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.
Total System-wide Sales declined by 13% in 2020 as a result of widespread temporary studio closures. We generally experienced sequential improvement between April 2020 (which represented a though month in terms of Open Studios, Membership, and System-wide Sales) and year-end.
In the United States, our System-wide Sales increased by 14% in 2020, which compares favorably versus the broader U.S. health club industry, which is estimated to have experienced a 58% decline in revenue according to IHRSA.
Our System-wide Sales have quickly recovered. For the three and nine months ended September 30, 2021, our System-wide Sales were approximately $99.4 million and $296.5 million, respectively, which compares favorably to approximately $74.6 million and $212.6 million for the three and nine months ended September 30, 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
United States	$46,306	$20,154	$117,047	$59,633
Australia	33,965	40,937	135,121	114,434
ROW	19,165	13,536	44,306	38,527

Total	$99,436	$74,627	$296,474	$212,594

System-wide Visits
We define System-wide Visits as the number of registered individual workouts for any specified period. A workout is registered when the consumer checks into a class.
Our long-term growth will depend in part on our continued ability to attract and retain consumers to visit our studios for individual workouts. Our franchisees must continue to provide an experience that attracts existing and new consumers. We cannot be sure that we and our franchisees will be successful in attracting and retaining consumers for individual workouts or that visits will not materially decline due to any number of factors, such as harm to our brand or our inability to anticipate and meet consumer preferences and successfully introduce new workout programs to meet those demands.
Our System-wide Visits have quickly recovered. For the three and nine months ended September 30, 2021, our System-wide Visits were approximately 6 million and 20 million, respectively, which compares favorably to approximately 5 million and 14 million for the three and nine months ended September 30, 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
United States	3,025	1,406	8,141	3,550
Australia	2,047	3,120	9,015	8,112
ROW	1,278	894	2,925	2,532

Total	6,350	5,420	20,081	14,194

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

	Three months ended September 30, 2021				Three months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,379	785	637	2,801	846	667	546	2,059
New Franchises Sold, net(a)	87	15	108	210	68	8	79	155
Total Franchises Sold, end of period	1,466	800	745	3,011	914	675	625	2,214

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	931	679	634	2,244	814	643	435	1,892
New Franchises Sold, net(a)	535	121	111	767	100	32	190	322
Total Franchises Sold, end of period	1,466	800	745	3,011	914	675	625	2,214

(a)	New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.
During the three and nine months ended September 30, 2021, we sold a net average of 70 and 85 new franchises per month, respectively. This compares favorably to the 52 and 36 net average new franchises sold during the three and nine months ended September 30, 2020, respectively. This increase is supported by recent multi-unit franchise deals.
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

	Three months ended September 30, 2021				Three months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	556	628	371	1,555	396	595	284	1,275
Initial Studio Openings, net(a)	30	5	28	63	55	9	37	101
Total Studios, end of period	586	633	399	1,618	451	604	321	1,376

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	486	616	335	1,437	320	581	239	1,140
Initial Studio Openings, net(a)	100	17	64	181	131	23	82	236
Total Studios, end of period	586	633	399	1,618	451	604	321	1,376

(a)	Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

During the three and nine months ended September 30, 2021, we had net initial studio openings of average 21 and 20 per month, respectively. This compares to the average 34 and 26 net initial studio openings during the three and nine months ended September 30, 2020. The decrease in net initial studio openings was driven by lower gross studio openings in the US, Australia and ROW due to lingering impacts of
COVID-19.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We use a variety of
non-GAAP
information, including EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, and same store sales.
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
The
non-GAAP
information in this filing should be read in conjunction with our audited annual and unaudited interim financial statements and the related notes included elsewhere in our prospectus and this report. For a discussion of material risks and limitations of these measures, see “Prospectus Summary—Summary Historical Combined and Consolidated Financial and Other Data” within our prospectus filed in July 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other Data:	(dollars in thousands)
EBITDA	$(87,127)	$5,448	$(134,211)	$14,106
Adjusted EBITDA	$10,115	$7,381	$26,061	$20,021
Adjusted EBITDA margin (1)	37.2%	33.6%	36.1%	31.2%
Same store sales growth (2)	6.0%	(33.8%)	14.7%	(32.7%)

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
The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)
Net (loss) income	$(130,193)	$2,349	$(197,562)	$7,484
Net interest expense	41,897	534	59,165	1,333
(Benefit) provision for income taxes	(222)	1,974	693	3,536
Depreciation and amortization	786	301	2,163	778
Amortization of deferred costs	605	290	1,330	975

EBITDA	$(87,127)	$5,448	$(134,211)	$14,106

Sales tax reserve (a)	140	1	387	516
Transaction fees (b)	5,485	1,124	8,816	3,780
Loss on derivative liability (c)	—	—	48,603	—
Certain legal costs and settlements (d)	1,029	808	4,452	1,589
Stock-based compensation (e)	85,745	—	85,745	—
Recruitment (f)	17	—	70	—
COVID concessions (g)	1,590	—	5,923	—
Relocation (h)	258	—	510	30
Development costs (i)	932	—	3,720	—
Charitable donation (j)	2,046	—	2,046	—

Adjusted EBITDA	$10,115	$7,381	$26,061	$20,021

(a)	Represents the impact of one-time sales tax liability arising from a change in timing of enforceability of certain contractual terms in arrangements with franchisees.

(b)	Represents transaction costs incurred as a part of a reorganization and the issuance of preferred shares, including legal, tax, accounting and other professional services.

(c)	Represents loss on derivative liabilities associated with convertible note.

(d)	Represents legal costs related to litigation activities and legal settlements.

(e)	Represents stock-based compensation of our employees, non-employees and directors.

(f)	Represents one-time recruitment expense of department leaders.

(g)	Represents concessions made to studios impacted by COVID, including one time COVID-19 related write-offs.

(h)	Represents costs incurred as a part of the relocation of our corporate headquarters.

(i)	Represents one-time non-recurring costs incurred with launch of new brand.

(j)	Represents one-time charitable donation made in the amount of total PPP loan forgiveness.

(2)
“Same store sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of September 30, 2021 and December 31, 2020, there were 1,046 and 940 studios, respectively in our comparable base of franchise studios.

Same Store Sales
Same store sales means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of September 30, 2021 and September 30, 2020, there were 1,146 and 877 studios, respectively in our comparable base of franchise studios. We view same store sales as a helpful measure to assess performance of our franchise studios.
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
per month per studio or the higher of 7% of monthly gross sales. In July 2019, we transitioned our model in the United States for new franchisees to a franchise fee based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue, which we believe will help to further align our interests with those of our franchisees while also providing us with the opportunity to increase franchise revenue. In select markets outside of the United States, and for renewals of existing franchisees in the United States, we are in the process of developing a strategy for transitioning to a similar model.

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
Recent Transactions
On July 5, 2021, the Company approved the acceleration of Mr. Wahlberg’s RSUs such that 100% of the RSUs granted to Mr. Wahlberg are fully vested concurrent with and subject to the consummation of the IPO, effectively eliminating the market condition based on the achievement of prescribed Company equity values. The RSUs shall be settled in shares of common stock on a date determined by the Company during 2022 but no later than March 15, 2022. All remaining terms and conditions in the original promotional agreement are still applicable. The Company determined the modification of the RSUs as a Type IV modification in accordance with ASC 718,
Compensation—Stock Compensation
, because at the modification date, both the original and modified awards were considered improbable of vesting as the performance condition had not been met on the modification date of July 5, 2021. The Company utilized the assumed initial public offering price of $16.00 per share as the modification date fair value.
In connection with the Company becoming publicly traded on July 15, 2021, the fair value of the restricted stock units of 2,738,648 fully vested and was recognized as compensation expense in the amount of $43.8 million during the three and nine months ended September 30, 2021, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of operation and comprehensive (loss) income.
On July 15, 2021, the Company completed its IPO of 20,312,500 shares of the Company common stock, $0.00005 par value per share at an offering price of $16.00 per share. The Company sold 18,750,000 shares and certain existing stockholders sold an aggregate of 1,562,500 shares. The Company received aggregate net proceeds of approximately $277.8 million after deducting underwriting discounts, commissions and other offering costs.
On July 19, 2021, after the consummation of the IPO, the Company acquired certain assets of the Flywheel indoor cycling studio business for $25.0 million in cash consideration, effectively transferring control of the assets to the Company and terminating the license agreement entered into in April 2021. The acquisition was accounted as an asset acquisition. On the acquisition date, the Company reversed the net carrying amount of $19.8 million of intangible assets, net of accumulated amortization of $0.8 million, and $20.6 million of the related liability that was initially recorded under the license agreement, resulting in a decrease to the cash consideration transferred by $0.8 million. The purchase consideration of $24.2 million was allocated to the assets acquired on a relative fair value basis, which primarily consisted of the client relationship management (“CRM”) software and trade names. The CRM software is amortized on a straight-line basis over 9 years, while the trade name has indefinite life. The amortization expense of the CRM software was $0.5 million for each of the three and nine months ended September 30, 2021.

The Company entered into a senior Secured Credit Agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See
Note 13—Convertible preferred stock and stockholders’ equity (deficit)
for further discussion.
On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Term Facility. The Company used proceeds from its IPO to repay the Term Facility and Revolving Facility in the amount of $31.1 million and $7.0 million, respectively.
On August 13, 2021, the Company entered into an amended and restated credit agreement (“Credit Agreement”) which amended and restated the Secured Credit Agreement dated September 18, 2019. The Credit Agreement provides for a $90 million five-year senior secured revolving facility (“Facility”). The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $35 million. The proceeds from the Facility will be used for general corporate purposes. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, the LIBOR rate plus a margin of 2.50% to 3.50% per annum, or base rate plus a margin of 1.50% to 2.50%, in each case depending on the Company’s total leverage ratio.
On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the interest rate swap agreement. The Company paid $0.5 million to terminate the interest rate swap. As a result of the termination, the accumulated fair value of the interest rate swap was reclassified from accumulated other comprehensive loss to interest expense of $0.5 million for each of the three and nine months ended September 30, 2021, respectively, on the condensed consolidated statements of operations and comprehensive (loss) income.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenues:
Franchise (Related party: $2,724 and $52 for the three months ended September 30, 2021 and 2020, respectively, and $3,329 and $277 for the nine months ended September 30, 2021 and 2020, respectively)	$18,513	$14,067	$52,250	$39,766
Equipment and merchandise (Related party: $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $328 for the nine months ended September 30, 2021 and 2020, respectively)	8,664	7,896	19,950	24,497

Total revenues	27,177	21,963	72,200	64,263
Costs and operating expenses:
Cost of franchise revenue (Related party: $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $12 for the nine months ended September 30, 2021 and 2020, respectively)	1,486	1,997	4,162	6,591
Cost of equipment and merchandise (Related party: $1,561 and $355 for the three months ended September 30, 2021 and 2020, respectively, and $3,678 and $1,098 for the nine months ended September 30, 2021 and 2020, respectively)	5,752	5,247	12,672	14,410
Selling, general and administrative expenses	110,492	10,100	145,882	31,724

Total costs and operating expenses	117,730	17,344	162,716	52,725

(Loss) income from operations	(90,553)	4,619	(90,516)	11,538
Loss on derivative liabilities	—	—	48,603	—
Interest expense, net	41,897	534	59,165	1,333
Other income, net	(2,035)	(238)	(1,415)	(815)

(Loss) income before income taxes	(130,415)	4,323	(196,869)	11,020
(Benefit) provision for income taxes	(222)	1,974	693	3,536

Net (loss) income	$(130,193)	$2,349	$(197,562)	$7,484

Comparison of the three and nine months ended September 30, 2021 and 2020
Revenue
Franchise Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$11,117	$6,245	$4,872	78%
Australia	4,330	6,145	(1,815)	(30)%
ROW	3,066	1,677	1,389	83%

Total franchise revenue	$18,513	$14,067	$4,446	32%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$29,873	$21,954	$7,919	36%
Australia	12,039	10,985	1,054	10%
ROW	10,338	6,827	3,511	51%

Total franchise revenue	$52,250	$39,766	$12,484	31%

	Three months ended September 30, 2021				Three months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,379	785	637	2,801	846	667	546	2,059
New Franchises Sold, net	87	15	108	210	68	8	79	155
Total Franchises Sold, end of period	1,466	800	745	3,011	914	675	625	2,214

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	931	679	634	2,244	814	643	435	1,892
New Franchises Sold, net	535	121	111	767	100	32	190	322
Total Franchises Sold, end of period	1,466	800	745	3,011	914	675	625	2,214
The $4.9 million, or 78%, increase in franchise revenue in the United States for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to the increase in establishment and other-franchise-related fees. The increase in fees was reflective of increased number of franchises sold in the United States. The number of total franchises sold increased by 552 or 60%, from 914 during the three months ended September 30, 2020 to 1,466 during the three months ended September 30, 2021. Total studios opened in this region increased by 135 or 30%, from 451 studios opening during the three months ended September 30, 2020 to 586 during the three months ended September 30, 2021. As a result of the increase in studio openings, marketing revenue increased approximately by $0.3 million during this period.
The $7.9 million, or 36%, increase in franchise revenue in the United States for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to the increase in the number of franchises sold as an increase in studios openings in the United States. The amount of total franchises sold in the United States increased by 552 or 60%, from 914 during the nine months ended September 30, 2020 to 1,466 during the nine months ended September 30, 2021. In addition, the number of new studio openings in the United States increased by 135 or 30%, from 451 new studio openings during the nine months September 30, 2020 to 586 during the nine months ended September 30, 2021.
The $1.8 million, or 30%, decrease in franchise revenue in Australia for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to the impact of COVID credits provided to franchisees within Australia, thus reducing the monthly franchise revenue. The decrease in franchise revenue was slightly offset by the increase in number of total franchises sold. The number of total franchises sold in Australia increased by 125 or 19%, from 675 during the three months ended September 30, 2020 to 800 for the three months ended September 30, 2021. The total number of studios opened in this region increased by 29 or 5%, from 604 during the three months ended September 30, 2020 to 633 during the three months ended September 30, 2021.

The $1.1 million, or 10%, increase in

franchise revenue in Australia for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to the increase in the number of total franchises sold as well as an increase in studio openings in Australia. The amount of total franchises sold in Australia increased by 125 or 19%, from 675 during the nine months ended September 30, 2020 to 800 during the nine months ended September 30, 2021. In addition, the number of new studio openings in Australia increased by 29 or 5%, from 604 new studio openings during the nine months ended September 30, 2020 to 633 during the nine months ended September 30, 2021.
The $1.4 million, or 83%, increase in franchise revenue in ROW for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to the increase in the number of total franchises sold as well as an increase in studio openings in ROW. The number of total franchises sold in ROW increased by 120 or 19%, from 625 during the three months ended September 30, 2020 to 745 during the three months ended September 30, 2021. The total number of new studio openings in this region increased by 78 or 24%, from 321 new studio openings during the three months ended September 30, 2020 to 399 during the three months ended September 30, 2021.
The $3.5 million, or 51%, increase in franchise revenue in ROW for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to the increase in total franchises sold as well as an increase in studios openings in ROW. The number of total franchises sold in this region increased by 120 or 19%, from 625 during the nine months ended September 30, 2020 to 745 during the nine months ended September 30, 2021. In addition, the number of new studios opening in ROW increased by 78 or 24%, from 321 new studio openings during the nine months ended September 30, 2020 to 399 during the nine months ended September 30, 2021.
Equipment and Merchandise Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$4,162	$3,583	$579	16%
Australia	2,234	2,707	(473)	(17)%
ROW	2,268	1,606	662	41%

Total equipment and merchandise revenue	$8,664	$7,896	$768	10%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$11,166	$11,045	$121	1%
Australia	3,762	5,185	(1,423)	(27)%
ROW	5,022	8,267	(3,245)	(39)%

Total equipment and merchandise revenue	$19,950	$24,497	$(4,547)	(19)%

The $0.6 million, or 16%, increase in equipment and merchandise revenue in the United States for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to deliveries of equipment and merchandise to 27 studios during the three months ended September 30, 2021, compared to deliveries to 25 studios during the three months ended September 30, 2020.
The $0.5 million, or 17%, decrease in equipment and merchandise revenue in Australia for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 in Australia was largely attributable to the decrease in deliveries of equipment as a result of the government lockdown to combat the COVID-19 pandemic.
The $1.4 million, or 27%, decrease in equipment and merchandise revenue in Australia for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 in Australia was largely attributable to the decrease in deliveries of equipment as a result of the government lockdown to combat the COVID-19 pandemic.
The $0.7 million, or 41%, increase in equipment and merchandise revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 in ROW was primarily attributable to the increase in top-up
equipment sold compared to the prior comparative period. The increase is partially offset by the decrease in equipment and merchandise sales, driven by the global supply chain delays.
The $3.2 million, or 39%, decrease in equipment and merchandise revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 in ROW was primarily attributable to the decrease in equipment and merchandise revenue, driven by the global supply chain delays.
Cost of revenue
Cost of franchise revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$1,047	$1,774	$(727)	(41)%
Australia	158	248	(90)	(36)%
ROW	281	(25)	306	1224%

Total cost of franchise revenue	$1,486	$1,997	$(511)	(26)%

Percentage of franchise revenue	8%	14%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$3,377	$5,863	$(2,486)	(42)%
Australia	430	580	(150)	(26)%
ROW	355	148	207	140%

Total cost of franchise revenue	$4,162	$6,591	$(2,429)	(37)%

Percentage of franchise revenue	8%	17%

The $0.7 million, or 41%, decrease in cost of franchise revenue in the United States for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 are attributable to the group marketing initiatives, which we reclassified from cost of sales to selling, general, and administrative expenses in 2021.
The $2.5 million, or 42%, decrease in cost of franchise revenue in the United States for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily attributable to the decrease in marketing expenses due to the
COVID-19
pandemic.
The less than $0.1 million, or 36%, decrease in cost of franchise revenue in Australia during the three months ended September 30, 2021 as compared to the same period in 2020 was attributable to a decrease in expenses related to the membership marketing programs.
Cost of equipment and merchandise

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$2,239	$1,857	$382	21%
Australia	1,992	2,305	(313)	(14)%
ROW	1,521	1,085	436	40%

Total equipment and merchandise cost of revenue	$5,752	$5,247	$505	10%

Percentage of equipment and merchandise revenue	66%	66%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$6,154	$5,561	$593	11%
Australia	3,313	4,489	(1,176)	(26)%
ROW	3,205	4,360	(1,155)	(26)%

Total equipment and merchandise cost of revenue	$12,672	$14,410	$(1,738)	(12)%

Percentage of equipment and merchandise revenue	64%	59%
The $0.4 million, or 21%, increase in cost of equipment and merchandise for the United States for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily attributable to the increase in freight and storage costs due to an increase in deliveries of equipment and merchandise.
The $0.6 million, or 11%, increase in cost of equipment and merchandise in revenue in the United States for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to the increase in shipping and freight costs related to the deliveries of equipment and merchandise, which increased nearly 95%, due to the global supply chain issues.
The $1.2 million, or 26%, decrease in cost of equipment and merchandise revenue in Australia for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in equipment and merchandise costs due to the decrease in franchise openings in 2020 as a result of the pandemic, as well as decrease in sales of apparel and protein supplements.

The $0.4 million, or 40%, increase in cost of equipment and merchandise for ROW for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily attributable to an increase in shipping and freight costs related to the deliveries of equipment and merchandise, which increased nearly 190%, due to global supply chain issues.
The $1.2 million, or 26%, decrease in cost of equipment and merchandise in ROW for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to a decrease in equipment costs, which are due to the decrease in new franchise openings in ROW and decrease in merchandise costs.
Selling, general, and administrative expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$110,492	$10,100	$100,392	994%
Percentage of revenue	407%	46%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling, general and administrative expenses	$145,882	$31,724	$114,158	360%
Percentage of revenue	202%	49%
The $100.4 million, or 994%, increase in selling, general, and administrative expenses during the three months ended September 30, 2021 as compared to the same period in 2020 was primarily attributable to a $36.9 million increase in stock based compensation granted to certain employees and directors related to the Company’s IPO, a $4.3 million increase of payroll related to the increase in headcount from 111 to 144 due to the continuing expansion of the business, a $1.7 million increase in bonus payments to certain employees granted at the Company’s IPO, an increase of $2.3 million in marketing expenses due to our ongoing brand awareness campaigns with worldwide celebrities, an increase of $48.9 million in stock awards from existing promotional agreements granted by the Company’s IPO, an increase of $2.4 million in business travel expenses related to site visits due to our continuing brand expansion, and increase of $0.9 million in other expenses related to the day-to-day operations of our business, and a $2.2 million increase in charitable contributions related to the forgiveness of the PPP Loan. In addition, an increase of $0.4 million in bad debt expense from terminated studios affected by the on-going effects of the COVID-19 pandemic, a $0.5 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible.

The $114.2 million, or 360%, increase in selling, general, and administrative expenses during the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily attributable to a $36.9 million increase in stock based compensation granted to certain employees and directors related to the Company’s IPO, a $6.6 million increase of payroll related the increase in headcount from 111 to 144 due to the continuing expansion of the business, a $1.9 million increase in bonus payments to certain employees granted at the Company’s IPO, an increase of $7.7 million in marketing expenses due to ongoing brand awareness campaigns with worldwide celebrities, an increase of $48.9 million in stock awards from existing promotional agreements granted by the Company’s IPO, $2.2 million from an increase in business travel expenses related to site visits due to our continue brand expansion, $2.5 million in other expenses related to the day-to-day operations of our business, a $2.2 million increase in charitable contributions mainly related to the forgiveness of the PPP Loan, a $1.4 million increase in professional services mainly from accounting and tax firms, a $1.4 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible, and a $0.5 million increase in rent. In addition, an increase of $2.0 million in bad debt expense from terminated studios affected by the on-going effects of the COVID-19 pandemic.
Loss on derivative liabilities

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Loss on derivative liabilities	$—	$—	$—

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Loss on derivative liabilities	$48,603	$—	$48,603	100%
On October 6, 2020, we entered into a subordinated convertible debt agreement, or the Convertible Notes, whereby we issued $100 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes contain embedded derivatives that required bifurcation and recognition as liabilities on the condensed consolidated balance sheet. The liabilities for these embedded derivatives were measured at fair value as of October 6, 2020, and the subsequent change in the estimated fair value was recorded as a loss during the three and nine months ended September 30, 2020.
In conjunction with the IPO on July 15, 2021, the outstanding Convertible Notes of $106.3 million of principal and interest were converted into 14,847,066 shares of common stock at a conversion price of $16.00. There was no loss on derivative liabilities as a result from the conversion.
Interest expense, net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense, net	$41,897	$534	$41,363	7746%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest expense, net	$59,165	$1,333	$57,832	4338%
The increase in interest expense, including the amortization of debt discounts, net for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily attributable to the write off of debt discounts and penalties as a result of the early repayments of indebtedness in connection with the IPO. The following table reflects the write off of debt discounts and penalties incurred during the three and nine months ended September 30, 2021 that are included in the interest expense (in thousands):

	Debt Discount	Penalty	Total
Subordinated Convertible Debt	$23,740	$—	$23,740
Subordinated Second Lien Term Loan	4,463	13,034	17,497
First Lien Loan	241	—	241

	$28,444	$13,034	$41,478

Other income, net

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income, net	$(2,035)	$(238)	$1,797	755%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income, net	$(1,415)	$(815)	$600	74%
The $1.8 million and $0.6 million increase in other income, net represents realized and unrealized gains and losses on foreign currency transactions for the three and nine months ended September 30, 2021, respectively. This increase during the three and nine months ended September 30, 2021, was mostly due to the volatility of foreign exchange rates during the three and nine months ended September 30, 2021 under the
COVID-19
pandemic compared to the strengthening of the U.S. dollar relative to the Australian dollar during the same period in prior year.
Provision for income taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
(Benefit) provision for income taxes	$(222)	$1,974	$(2,196)	(111)%

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
(Benefit) provision for income taxes	$693	$3,536	$(2,843)	(80)%
The decrease in the provision for income taxes was primarily driven by an increase in pretax loss reported by the US and Australia segments in the three months ended September 30, 2021. The decline in loss before income taxes was most significantly driven by the operational challenges experienced due to the
COVID-19
pandemic.
Liquidity and Capital Resources
Overview
As of September 30, 2021, we held $52.6 million of cash and cash equivalents, of which $4.8 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of September 30, 2021, our intent was to permanently reinvest these funds outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $38.7 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications. Our primary cash needs are for the funding of day-to-day
operations, financing capital investments and to address our working capital needs.
We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we may borrow funds under the Revolving Facility to finance our liquidity requirements, subject to customary borrowing conditions. There was no outstanding balance of the Revolving Facility as of September 30, 2021. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in our prospectus under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint.

Cash flow

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash used in operating activities	$(34,758)	$(9,297)
Net cash used in investing activities	(27,370)	(905)
Net cash provided by financing activities	85,576	7,957
Effect of exchange rate changes on cash and cash equivalents	203	(171)

Net decrease in cash and cash equivalents	$23,651	$(2,416)

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
For the nine months ended September 30, 2021, net cash used in operating activities amounted to $34.8 million compared to net cash used in operating activities of $9.3 million for the nine months ended September 30, 2020. This $25.5 million decrease in net cash used in operating activities was primarily attributable to a $205.0 million fluctuation in net loss being offset by a net decrease of $194.4 million in non-cash
adjustments to net income including a no loss on derivative liabilities, which was included in the three months ended September 30, 2021 and not in the same period in the prior year. This change was further impacted by a net $14.8 million decrease in working capital primarily due to defer payment terms provided to franchisees and investments in online development deals during the nine months ended September 30, 2021 compared to the same period in the prior year.
Net cash used in investing activities
For the nine months ended September 30, 2021, our cash used in investing activities increased by $26.5 million compared to the cash used in investing activities for the nine months ended September 30, 2020, mainly attributable to the asset acquisition of Flywheel CRM software and Flywheel brand names, which in total amounted to $25 million.
Net cash used in provided by financing activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $85.6 million compared to net cash provided by financing activities of $8.0 million during the nine months ended September 30, 2020, a decrease of $77.6 million. This increase was mainly attributable to the proceeds of $277.8 million from issuance of common stock, net of offering costs, during the IPO less repayments of debt facilities of $188.6 million in connection to the IPO, $2.6 million of repayment on the Term Facility prior to the settlement and $1.0 million of payments on debt issuance costs in connection to the modification of the Revolving Facility during the three and nine months ended September 30, 2021.

Contractual obligations and commitments
Contractual obligations and commitments as of September 30, 2021 consisted of $16.3 million in operating leases, all of which is due within the next four years and thereafter. Please see “Note 7 - Debt” and “Note 12—Commitments and contingencies” to the interim unaudited condensed consolidated financial statements for discussion of the contractual obligations under the Term Facility and Revolving Facility related to our debt and operating leases.
Off-Balance
Sheet Arrangements
As of September 30, 2021, our
off-balance
sheet arrangements consisted of operating leases for office space. See “Note 12—Commitments and Contingencies” to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these operating leases.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing in the Prospectus. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Stock-based compensation
See “Note 14—Stock-based compensation” to the consolidated financial statements included elsewhere in this filing for discussions on the stock-based compensation.
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
As of September 30, 2021, we had cash and cash equivalents of $52.6 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.
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
During the three months ended September 30, 2021, income from operations would have decreased or increased approximately $0.1 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
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
Material Weakness in Internal Control Over Financial Reporting
The material weaknesses related to a failure to properly staff and design our financial closing and reporting team and processes, a lack of segregation of duties in certain key financial reporting processes and a lack of formal documentation of policies and internal controls being followed by us, including, but not limited to, controls involving risk assessment procedures, tools to prevent a cybersecurity breach and controls designed to prevent or detect fraud. For more information, see “Risk Factors—We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired” in our Final Prospectus, dated July 14, 2021, filed in connection with our IPO.
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
and
15d-15(f)
of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The net offering proceeds received by us after deducting total estimated expenses were $277.8 million. Our estimated expenses incurred of $23.5 million consisted of $21 million in underwriting discounts, fees and commissions and $2.5 million in other offering expenses. No payments for such expenses were made directly or indirectly to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates. We did not receive any proceeds from the sale of shares of our common stock by MWIG LLC. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC served as the representatives of the underwriters.
We used (i) approximately $188.6 million to repay indebtedness, including repayment of our First Lien Term Facility, Revolving Facility, Subordinated Term Facility and PPP loan; (ii) approximately $25.0 million to pay the purchase price for our acquisition of certain assets of the Flywheel indoor cycling studio business; (iii) approximately $1.7 million to pay cash bonuses to certain of our employees, including certain of our executive officers, in connection with our initial public offering; (iv) approximately $5.8 million to pay expenses incurred in connection with our initial public offering; and (v) approximately $2.4 million for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amended and Restated Credit Agreement, dated as of August 13, 2021, among F45 Training Holdings Inc., the guarantors party, JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, and other lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the SEC on August 16, 2021 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

F45 Training Holdings Inc.

Date: November 15, 2021	By:	/s/ Chris E. Payne
Chris E. Payne
Chief Financial Officer