Form 10-K
period 2021-12-31
F45 Training Holdings Inc.
filed 2022-03-23
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from     to
Commission File Number 001-36773

F45 Training Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-2529722 (I.R.S. Employer Identification Number)
3601 South Congress Avenue, Building E Austin, Texas 78704 (Address of principal executive offices and zip code) (737) 787-1955 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common stock, par value $0.00005	Trading Symbol FXLV	Name of each exchange on which registered New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 21, 2022 was approximately $270 million (based on the closing sales price of the registrant’s common stock on that date). The registrant’s common stock was not publicly traded on June 30, 2021, the last day of the registrant’s second fiscal quarter in 2021.
As of March 22, 2022, there were approximately 94,760,402 shares of the registrant's common stock outstanding.
1

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

2

F45 Training Holdings Inc.
Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:
•our dependence on the operational and financial results of, and our relationships with, our         franchisees and the success of their new and existing studios;
•our ability to protect our brand and reputation;
•our ability to identify, recruit and contract with a sufficient number of qualified franchisees;
•our ability to execute our growth strategy, including through development of new studios by new and existing franchisees;
•our ability to manage our growth and the associated strain on our resources;
•our ability to identify, source and procure components of our inventories on a timely basis and at attractive economics terms;
•our ability to successfully integrate any acquisitions, or realize their anticipated benefits;
•the high level of competition in the health and fitness industry;
•economic, political and other risks associated with our international operations, including due to the Russia-Ukraine conflict;
•changes to the industry in which we operate;
•our reliance on information systems and our and our franchisees’ ability to properly maintain the confidentiality and integrity of our data;
•the occurrence of cyber incidents or a deficiency in our cybersecurity protocols;
•our and our franchisees’ ability to attract and retain members;
•our and our franchisees’ ability to identify and secure suitable sites for new franchise studios;
•risks related to franchisees generally;
•our ability to obtain third-party licenses for the use of music to supplement our workouts;
•certain health and safety risks to members that arise while at our studios;
•our ability to adequately protect our intellectual property;
•risks associated with the use of social media platforms in our marketing;
•our ability to obtain and retain high-profile strategic partnership arrangements;
•our ability to comply with existing or future franchise laws and regulations;
•our ability to anticipate and satisfy consumer preferences and shifting views of health and fitness;
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the header “Risk Factors” beginning on Page 17 of this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K on historical performance, management’s current expectations and projections about future events and trends that management believes may affect our business, results of operations, financial condition and prospects in light of information currently available to us.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward- looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Part I.

Item 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “F45,” “the Company,” and “our Company” refer to F45 Training Holdings Inc. and its subsidiaries.

In assessing the performance of our business, we use certain key measures for determining how our business is performing. The below metrics are used throughout this Form 10-K and, unless otherwise indicated, all references to such metrics shall have the meanings ascribed to such metrics below:

In assessing the performance of our business, we use certain key measures for determining how our business is performing. The below metrics are used throughout this Form 10-K and, unless otherwise indicated, all references to such metrics shall have the meanings ascribed to such metrics below:

•“Average Unit Volume” or “AUV” means average studio-level revenue generated by a group of studios during a particular period of time. Due to the relatively young age of our studio base, we believe it is appropriate to assess AUV for studios that have been open for the full period for which AUV is calculated. We define a cohort as a group of studios that opened during the same full year and are also open and operational during the twelve months ended December 31, 2021.
◦“Cash-on-cash returns” means studio-level EBITDA over initial investment.
◦“Initial Studio Openings” means the number of studios that were determined to be first opened during such period. We classify an Initial Studio Opening to occur in the first month in which the studio first generates monthly revenue of at least $4,500. Initial Studio Openings are not adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or otherwise.
◦“Members” refers to the number of paying members who were billed $20 or more in membership fees in a given month.
◦“New Franchises Sold” means, for any specific period, the number of franchises sold during such period using the methodology set forth below for “Total Franchises Sold.”
◦“Open Studios” means the number of studios that were open for business as of a certain date. A studio may be classified as an Open Studio regardless of whether or not it generated minimum monthly revenue of $4,500. During the COVID-19 pandemic, a significant portion of our network was forced to temporarily close, which reduced the number of Open Studios. As studios re-open in accordance with state and local regulations, they are reflected in the Open Studios figures.

◦“Same store sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as open studios that have been operating for more than 16 months.
◦System-wide Sales” are defined as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.
◦“Total Franchises Sold” represents, as of any specified date, (i) the total number of signed franchise agreements in place as of such date for which an establishment fee has been paid and (ii) the total number of franchises committed in a multi-studio agreement in place as of such date for which an upfront payment has been made, in each case that have not been terminated. Each new franchise is included in the number of Total Franchises Sold from the date on which such franchise first satisfies the condition in clause (i) or (ii) above, as applicable. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with open studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement.
◦“Total Studios” as of any specified date, means the total cumulative Initial Studio Openings as of that date less cumulative permanent studio closures as of that date. Total Studios are not adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or otherwise.
◦“Visits” means the number of registered individual workouts for any specified period. A workout is registered when the consumer checks into a class.

Additionally, This annual report contains estimates, projections and other information concerning our industry, our business, our franchises and the markets for our products and services. Some data and statistical information are based on independent reports from third parties, including the International Health, Racquet & Sports Club Association, or IHRSA, and a member survey with 4,184 respondents that we conducted in October 2017.

Some data and other information related to our franchisees, including estimated initial investment, EBITDA margins and average unit volumes, are based on internal estimates and calculations that are derived from research we conducted. In order to determine certain franchise and studio-level information, we conducted a survey of our franchisees, or the Franchise Survey, in July 2019, which only reflects data from prior to the outbreak of COVID-19. This survey was provided to the franchisees of all studios at the time that the survey was conducted and generated responses from franchisees representing approximately 57% of studios across our global network of studios. In generating the data, estimates and calculations derived from the information provided by these respondents, we excluded certain responses that were incomplete or that we determined to be significant outliers. As a result, while we believe that the data and other information related to our franchisees presented in this annual report are accurate and reliable, such data and other information are based on responses provided by a limited respondent pool, which may not represent the broader network of franchisees, and that have not been independently verified by us or any independent sources. Such data also does not reflect any impacts on our business or franchisees from COVID-19 or otherwise after July 2019.

We are F45 Training, the fastest growing fitness franchisor in the world according to Entrepreneur in 2021, focused on creating a leading global fitness training and lifestyle brand. We primarily offer consumers functional 45-minute workouts that are effective, fun and community-driven. Our workouts combine elements of high-intensity interval, circuit and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts primarily through our digitally-connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. Our platform enables the rapid scalability of our model and helps to promote the success of our franchisees. We offer consumers a continuously evolving fitness program in which virtually no two workouts are ever the same. Our vast and growing library of functional training movements allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results, while helping our members achieve their fitness goals.

We were founded in 2013 in Sydney, Australia. Our CEO and co-founder Adam Gilchrist recognized an opportunity to leverage technology to offer consumers an effective, multi-disciplinary and community-driven workout that serves as an affordable alternative to one-on-one personal training and repetitive, single-discipline studio classes. Soon after the first F45 Training studio opened in Paddington, Australia, our founders focused on using technology to streamline and standardize the F45 Training experience in order to franchise the business. We quickly expanded, initially selling franchises to members of the original studio, after which viral word-of-mouth marketing led to rapid growth, and we opened nearly 200 studios over the following 30 months. In less than nine years, we have scaled our global footprint to 3,301 Total Franchises Sold in 67 countries, including 1,749 Total Studios.

Our in-studio experience utilizes our proprietary technologies: our fitness programming algorithm and our patented technology-enabled delivery platform. Our fitness programming algorithm leverages a rich, growing content database of over 8,000 unique functional training movements across modalities to offer new workouts each day. Our content delivery platform allows us to standardize the F45 Training experience across our global footprint and broadcast content, including workout instructions and timing, directly to our in-studio technologically-enabled content delivery platform, or F45TV, and speaker systems. Our in-studio experience is further enhanced by trainers who provide guidance on proper form and movement, as well as motivate our members and foster a positive sense of community. We believe our approach helps to provide a consistent and high-quality fitness experience across our network of studios, keeping members highly engaged and helping them to achieve and sustain their fitness goals.

We operate a nearly 100% franchise model that offers compelling economics to us and our franchisees. We believe our franchisees generally benefit from a relatively low initial investment and low four-wall operating expenses, which allows them to generate strong profitability and returns on investment. The optimized box layout of our studios, which requires as little as approximately 1,600 square feet of training area, contributes to the relatively low initial investment and operating costs of our franchise model, and allows our studios to be located in a wide array of attractive prospective retail locations. We believe this flexibility will help enable us to capitalize on our estimated long-term global opportunity of over 23,000 studios. Based on the Franchise Survey conducted prior to the COVID-19 pandemic, we estimate that a typical F45 Training franchise in a normalized operating environment requires an aggregate initial investment of approximately $315,000 and, in its third year of operation can produce average EBITDA margins in excess of 30% and average cash-on-cash returns in excess of 33%.

We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to, and resilience during, the COVID-19 pandemic. Despite challenges posed by the pandemic, we grew our footprint and experienced minimal permanent closures, which we believe underscores the durability of our business model. Between 2019 and 2021 we grew our Total Franchises Sold at the compound annual rate of 32% and our Total Studios at the rate of 24%. Between 2020 and 2021, our Total Franchises Sold increased by 47% and our Total Studios increased by 22%.

Total Franchises Sold (as of period end)            Total Studios (as of period end)1
1 Due to the lead time associated with opening a new studio after a franchise is sold, Total Franchises Sold is always greater than Total Studios as of a certain date. Of our 3,301 Total Studios as of December 31, 2021, we had 1,749 Total Studios, which are studios that were open for business

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had and may continue to have a significant impact on the gym and fitness industry generally, as well as our business, financial condition and results of our operations. Following the outbreak of the pandemic in early 2020 and at its initial peak, nearly all of our studios temporarily closed pursuant to local, state and federal mandates and guidelines. As businesses have been allowed to re-open, we have worked closely with our franchisees in helping to re-open their studios. As of December 31, 2021, we had approximately 1,580 Open Studios, which represented 90% of our Total Studios. The remaining 10% of our Total Studios are generally located in regions that continue to face restrictions, which we expect to be lifted in due course.

We believe our performance over the course of the pandemic has underscored the resilience of our business model. While our revenues decreased to $82.3 million for the year ended December 31, 2020 compared to $92.7 million for the year ended December 31, 2019 due to the pandemic, between February 1, 2020 and December 31, 2021, only 20 studios permanently closed due to financial hardship or otherwise, which represents approximately 1% of our Total Studios as of December 31, 2021. Additionally, less than approximately 1% of our Total Backlog Studios, which is the difference between the Total Franchises Sold and Total Studios, terminated franchise agreements during that same period. These metrics compare favorably to the estimated 25% of all U.S. fitness facilities that had permanently closed as of January 1, 2022, according to IHRSA.

Despite challenges posed by the COVID-19 pandemic, we successfully continued to sell new franchises and open new studios during the years ended December 31, 2020 and 2021.

For additional information on the impact of COVID-19 on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Impact.”

The Three Pillars of F45 Training

Our differentiated approach to fitness is firmly rooted in the three pillars of our DNA: Innovation, Motivation and Results.

Innovation: at the core of everything we do. We are dedicated to driving new innovations that will continue to elevate the F45 Training experience and further our position as a global fitness training and lifestyle brand. We are able to distinguish ourselves from competitors through such innovations as:

•Technology-Enabled Centralized Delivery Platform: Our technology-enabled centralized delivery platform distributes daily workout content via in-studio F45TVs that display proper exercise form, timing and sequencing, driving consistency and efficiency across our global network of studios. In-studio trainers coach members throughout their workout and adjust movements to suit individual levels of experience, strength and flexibility;

•Proprietary Fitness Programming Algorithm: Our fitness programming algorithm configures movements from our vast content library into new workout plans based on various criteria, including duration, target muscle group, equipment type and aerobic versus anaerobic focus, among others, ensuring that virtually no two workouts are ever the same; and

•Curated High-Quality Workout Plans: Our curated workout plans are subject to a rigorous in-house quality control process and are designed to sequence movements in what we believe to be a safe, effective manner. This quality control process is led by our centralized F45 Athletics Department, which consists of training professionals, athletes and sports scientists

Motivation: the key to creating a community and sanctuary. We believe the foundation for any effective fitness program is motivation. We motivate our members through a combination of positivity,

inclusivity and teamwork, which encourages our members to view each studio as a sanctuary and is driven by:

•Positive Trainers: Our in-studio trainers are responsible for fostering a positive environment for all members before, during and after workouts, and we specifically instruct them to drive positivity, inclusivity and teamwork;

•“No Mirrors, No Microphones, No Egos”: Our studios are deliberately free of mirrors and microphones, which mitigates the appearance-related pressures and trainer intimidation that are associated with many fitness alternatives. Our goal is to emphasize our members’ achievements in completing our workouts; and

•Community: Our positive, inclusive philosophy permeates the studio and creates a genuine sense of camaraderie, team-building and community amongst our members

Results: supported by the sustainability of our workouts over time. We strive to help our members achieve and maintain results by focusing on creating a sustainable fitness program. Our fitness programming algorithm offers new workouts each day and is specifically designed to encourage members to visit studios multiple times per week over the course of their long-term fitness journey. We believe we offer members a winning formula to achieve long-term results, driven by:

•Total Body Workout: Our fitness programming algorithm offers a total body workout that combines cardiovascular and strength modalities to deliver comprehensive results;

•Safety: We believe our emphasis on functional training movements and relatively low weight resistance helps to mitigate the risk of injury, thereby enabling our members to push themselves and maximize individual performance without compromising their safety; and

•Frequency: The curation, style and cadence of workouts, combined with the use of low weight resistance, allows for members to visit as frequently as their schedules permit. Workouts alternate between cardiovascular and strength modalities from day to day, which alternates the impact on the body.

Our Competitive Strengths

We believe there are several competitive strengths that form the foundation of our strategy and are key differentiating factors of our business.

The Next Generation Global Fitness Training and Lifestyle Brand Striving to Deliver the World’s Best Workout

Over the last nine years, we have focused on leveraging our differentiated approach to fitness to develop a global brand that is viewed as the gold standard in industry. We strive to offer our members the best functional training workout in each F45, FS8, Malibu Crew, Avalon House and Vive Active studio on a daily basis. Our differentiated, technology-driven approach, including our proprietary fitness programming algorithm’s database of over 8,000 unique functional training movements across modalities, helps us to design workouts that are fun, challenging, safe, dynamic and sustainable for members to attend day after day and week after week. The versatility of our workouts resonates with both women and men, and across a broad range of fitness levels.

Innovative and Differentiated Technology-Enabled Delivery Platform Driving Quality and Consistency within Each Studio

A critical component to the success of our business is our patented technology that provides us with the ability to remotely manage each in-studio experience across our global network of 1,749 Total Studios as of December 31, 2021 from our centralized technology systems at F45 Training headquarters. We have built an automated, centralized delivery platform that gives us the ability to control the delivery and timing of our workout content through our F45TVs in each of our studios. Our centralized delivery platform enables a seamless F45 Training experience on a consistent basis at scale across a broad geographic footprint. In response to temporary studio closures due to the COVID-19 pandemic, we were able to leverage our technology platform and create a home digital product called F45 AtHome Workouts. This offering provides users with the ability to access part of our library of fitness and wellness offerings from remote or outdoor locations, and allows users to maintain their engagement with F45 during temporary studio closures. In addition, as our studios have re-opened, our adaptable workout model has enabled us to modify workouts so they can be completed in socially distanced setting and with minimal equipment requirements.

Highly Scalable Commercial Delivery and Franchise Development Model

Our differentiated approach, including our fitness programming algorithm and our proprietary technology-enabled delivery platform, plays an integral role in the scalability of our business. By integrating technology into the workout experience, we have been able to develop a franchise model that is highly replicable for both new and existing franchisees across multiple geographies. In addition, our purpose-built studio design, which utilizes an open floor plan and modest physical footprint (as little as 1,600 square feet of training area), can be built within a wide array of attractive prospective retail locations. We have also substantially simplified the pre-opening process by providing franchisees with a comprehensive studio opening pack, which we call a World Pack, that includes the key items needed to operate the studio, including fitness equipment, technology, AV equipment and more. Our World Pack has resulted in a streamlined pre-opening process for our franchisees.

Compelling Franchisee Studio Economics

We believe we offer a compelling business opportunity for franchisees to generate strong returns driven by a relatively low initial investment combined with attractive AUVs and low four-wall operating expenses. Prior to the COVID-19 pandemic and based on data collected through our booking systems and the Franchise Survey, we estimate that in a normalized operating environment, a typical F45 Training franchise requires an aggregate initial investment of approximately $315,000 and, in its third year of operation can produce an AUV of approximately $354,000, average EBITDA margins in excess of 30% and average cash-on-cash returns in excess of 33%.

Across the F45 network, we believe that many studios that have re-opened following the onset of the COVID-19 pandemic have demonstrated the ability to quickly ramp up AUV levels. Further, we believe that many studios that have re-opened following the onset of COVID-19 have been able to return to or lower their pre COVID-19 operating costs.

Predictable, Asset-Light Model Driving Rapid Growth

As a franchisor, we have employed an economic model that, other than due to the unprecedented global shutdown of our network due to the COVID-19 pandemic, has been predictable, asset light and cash flow generative and has enabled us to open new studios at an accelerated pace compared to an owner-operator model. For the majority of franchises that we sell, we receive an upfront payment from the franchisee, which varies by geography. Once a new studio has opened, we receive contractual, recurring monthly franchise fees that provide us with a high degree of revenue visibility. During the certain periods of the COVID-19 pandemic, we offered franchisees temporary relief from contractual monthly franchise fees. As our network of total studios grows, we expect recurring revenue as a percentage of total revenue to increase.

Given our model is nearly 100% franchised, we have also been able to maintain a strong margin profile. For the year ended December 31, 2021, we reported operating margin and Adjusted EBITDA margin of (61.6)% and 38.8%, respectively.

Proven Management Team with Value-Added Investors and Ambassadors

F45 Training is led by an experienced and passionate team dedicated to driving the continued growth of the business. Our CEO and co-founder, Adam Gilchrist, has developed and fostered our strategic vision and culture of excellence from the very beginning. Our broader management team consists of a deep bench of experienced professionals with expertise in finance, operations, marketing and other critical areas, which we believe helps to position us to execute on our long-term strategy.

In March 2019, Mark Wahlberg made a strategic minority investment in F45 Training, providing critical branding and marketing capabilities to supplement the strengths of our management team.

In addition to Mr. Wahlberg, we have established relationships with several internationally recognized ambassadors, including Earvin “Magic” Johnson, Jr., David Beckham, Greg Norman, Cindy Crawford, and other celebrities and professional athletes.

Our Growth Strategies

We believe there are several attractive opportunities to continue to drive the long-term growth of our business.

Expand Studio Footprint in the United States

We believe there is a significant opportunity to meaningfully expand our franchise studio footprint in the United States. As of December 31, 2021, we had 1,710 Franchises Sold and 654 Total Studios in the United States. Prior to the COVID-19 pandemic, we had seen the pace of our U.S. growth accelerate with average net Franchises Sold per month increasing from 12 in 2017 to 19 in 2018 to 32 in 2019. Due to COVID-19, the average net Franchises Sold per month decreased in 2020 to 10. In 2021, the average net Franchises Sold per month increased to 65 and 88 in the US and globally respectively, the most in our operating history. We believe there is long-term studio potential for over 7,000 F45 Training studios in the United States.

Expand Studio Footprint Throughout the Rest of the World

We believe in the proven portability of our brand and franchise model, as evidenced by our strong growth outside of our core U.S. and Australian markets. We have designed our studios to be deployed successfully in both developed and emerging markets, and to drive continued growth in both under penetrated and new markets. As of December 31, 2021, we had 788 Franchises Sold outside of our core markets of the United States and Australia. Based on an extrapolation of current Franchises Sold in Australia per capita as of December 31, 2021, we believe there is a long-term global opportunity for over 23,000 studios, with a potential for approximately 16,000 studios outside of the U.S. market. We believe we can continue to grow our international presence through our existing franchising strategy and by opportunistically pursuing master franchising agreements to sell select territories to experienced, local partners.

Generate Incremental Franchise Fee Revenue by Driving Growth in Same Store Sales and AUVs

Our franchise agreements generally provide us with contractual monthly franchise fees equal to the greater of a fixed monthly fee or a percentage of gross monthly studio revenue, generally 7%. We believe this model helps to align our interests with those of our franchisees while also providing us with the opportunity to participate in revenue upside as our franchisees grow studio AUVs.

Pursue Franchise Agreements with Multi-Unit Franchise Systems

The majority of our studios are owned by franchisees who are either owner-operators or investors that have more than one studio. Going forward, we intend to seek opportunities to develop multi-unit franchise systems with select financial partners. As of December 31, 2021, approximately 65% of our Franchises Sold were owned by multi-unit franchisees, up from approximately 50% as of December 31, 2020, which highlights the strong market demand for multi-unit franchise opportunities.

Expand Into New Channels

We believe there is a significant opportunity to expand into new channels, and we are actively pursuing potential opportunities to partner with major universities, hospitality operators, corporations and military facilities. In 2016, we believe we became the first external studio fitness provider to open a studio on a major U.S. university campus through our collaboration with the University of Southern California. As of December 31, 2021, we had 34 studios located on major university campuses in the United States, including Purdue University, Stanford University and the University of Texas at Austin. In 2021, we expanded our presence in the hospitality channel through our partnerships with Hilton Resorts and OneSpaWorld.

Develop Workout Programs to Access New Target Demographics

We believe there is a significant opportunity to create workout programs that enable us to target a broader range of consumer demographic groups.

We recently developed a new fitness concept called FS8, which we began marketing in Australia in March 2021. FS8 integrates three popular methods in the health and fitness industry, the remixing of Pilates, yoga and tone, to create a new workout style. This workout style is an effective method of building lean muscle and definition. FS8 offers members a premium fitness experience through F45’s platform of training systems, the FS8TV and FS8 App, and also offers franchisees a proprietary business model and large community via the franchise network. We also have a dedicated support team to assist across all business functions. As of December 31, 2021, we had sold 123 total FS8 studios in Australia.

During 2021, we also continued the development of additional concepts, including Malibu Crew, a functional fitness studio clubhouse targeting men over the age of 50, as well as Avalon House, a studio sanctuary for women of a similar age. As of December 31, 2021, we had one Malibu Crew and one Avalon House company-owned locations in operation, respectively. We believe there is a significant long-term opportunity to grow the footprints of these concepts through our innovative go-to-market franchise model.

Strategically Utilize M&A to Further Grow Footprint and Attract New Members

The boutique fitness industry remains highly fragmented, which offers attractive opportunities to utilize strategic and bolt-on M&A to drive consolidation.

In the fourth quarter of 2021, we announced the acquisition of Vive Active, a high-growth, profitable Australian fitness company that offers reformer and mat Pilates workouts through in-studio, at-home streaming and on-demand classes. We completed this acquisition in the fourth quarter of 2021. We plan to continue to grow Vive Active’s footprint through a mix of company-owned studios and franchised studios in select international markets.

Our Workouts

Functional Training Experience

We believe we offer the world’s best functional training workout. We combine elements of high intensity interval, circuit and functional training to offer our members an intense 45-minute workout consisting of natural real-world movements, such as lifting, squatting, jumping, twisting, kicking, rowing, cycling and other high intensity exercises. Our workouts utilize our proprietary, in-studio technology to allow members to walk through a series of exercise stations. In-studio F45TVs provide video instructions for each exercise, and our in-studio trainers help guide members on proper form and movement. We believe that by designing highly innovative and effective total body workouts that minimize injury risk and allow for increased visit frequency, we provide our members with a fitness program that is well positioned to serve as the basis for achieving their long-term fitness goals.

Dynamic Fitness Programming

Our fitness program consists of strength, cardio and hybrid branded workouts. Our branded workouts are mapped on thirteen four-week cycles, with each cycle focusing on specific disciplines, such as boxing, American football training, partner workouts and more. This structure helps to ensure that each member experiences a differentiated and engaging workout. As new fitness trends arise, we are able to adapt our programming and cater to changing consumer preferences through the continuous evolution of our workouts, utilizing both new and existing content in our branded workout and functional training movement library. Once the branded workout cycle is set, we employ an automated workout programming algorithm that scans our database of over 8,000 unique functional training movements across modalities to select exercises based on each of the branded workout’s defined key characteristics and configure a series of exercises within each workout. Our workout programming algorithm accounts for the following criteria, ensuring every routine is dynamic, sustainable and new:

•movement and exercise types;
•muscle groups;
•type of equipment;
•exercise frequency (avoiding repetition); and
•number of stations and sequencing.

After the algorithm builds a workout cycle, these workouts are then vetted by head trainers in the F45 Athletics Department to confirm quality, avoid duplication of targeted muscle groups or movements and provide for efficient transitions between stations. The new cycle is finalized approximately three weeks ahead of its system-wide release after testing the new program across several test studios for quality and ease of use by trainers and members.

Our Studios

Studio Layout and Design

We have designed our studios around the principles of functionality, simplicity and purpose. Each studio has an optimized footprint, with a minimum training area of as little as approximately 1,600 square feet, which enables our studios to be located in a wide array of attractive prospective retail locations. We believe the flexible design and open floor plan layout of our studios positions us to be responsive to potential shifts in consumer preferences as new fitness trends emerge with different setup requirements. The flexible design of our studios has proven to be particularly helpful in allowing us to effectively modify studio layout to accommodate proper social distancing during the pandemic, as well as enter new channels.

Each studio has standardized F45 Training-branded fitness equipment and related technology, which includes F45TVs, spin bikes, dumbbells, kettlebells, sleds and more, all of which are included in our World Pack. The wall-mounted F45TVs are positioned throughout the studio to provide an illustrative, station-by-station guide for each workout and to serve as a reference point for members to visualize proper form and progress through each workout station. In-studio trainers provide additional support by helping members execute exercises with appropriate form and resistance level, while offering encouragement and motivation. To drive a welcoming, intimidation-free environment, we purposely exclude mirrors on the walls of our studios. Our standardized studio design helps ensure the consistency of the F45 Training experience across our global network of studios.

Studio Membership and Member Pricing

We provide franchisees with suggested pricing for workouts and membership options based on relevant market dynamics, but pricing is ultimately managed at the discretion of our franchisees. Franchisees typically offer multiple membership options, such as weekly memberships with unlimited workouts, monthly memberships with a limited number of workouts, workout packs that include a fixed number of workouts that can be used at any time, as well as single workout options. Franchisees may also offer other membership options, including longer-term memberships for a discounted rate and specific promotional membership plans. Many franchisees offer a limited free trial period to attract prospective new members. We do not offer multi-studio membership plans and memberships are not transferable across our studios.

Franchise Model

Franchising Strategy

We utilize an attractive franchise model that has allowed us to scale our business rapidly. As of December 31, 2021, we had a global network of 3,301 Total Franchises Sold, including 1,749 Total Studios, of which 1,580 had re-opened following one or more temporary COVID-related closures. Approximately 35% of Total Franchises Sold are owned by single-unit franchisee owners, with the other 65% owned by multi-unit franchisees. As of December 31, 2021, our largest franchisee owns 362 franchises, representing approximately 11% of our Total Franchises Sold. As we pursue opportunities to develop multi-unit franchise systems with financial partners, we expect the percentage of multi-unit franchisees to increase over time.

Franchise Agreement

For each franchise license, we enter into an agreement with the franchisee covering standard terms and conditions. We grant our franchisees an exclusive area or territory under the franchise agreement, and territories are determined as agreed with us using our internal analysis, after taking into account population density and demographics. The proposed location must be approved by us, and each franchisee is responsible for the acquisition or lease of the premises from which to operate the business within their respective territory. The franchise agreement requires that the franchisee operate the studio at a specific location.

The typical franchise agreement has an initial five-year term. We may refuse to extend the term of the agreement if the franchisee is in default under the franchise agreement or has failed to achieve minimum performance targets. More specifically, within 12 months of opening, each franchisee must achieve an annual gross revenue of at least 70% of the average gross revenue of all franchisees who have been operating for at least 12 months. Within six months of the expiration of the initial five-year term, franchisees have the opportunity to renew for an additional five-year term, subject to the terms and conditions prevailing at the time of renewal.

The franchise agreement requires franchisees to comply with our standard methods of operation, which govern the provision of services, use of vendors and sale of merchandise. These provisions require that franchisees must generally purchase equipment from us and may only buy products, goods and materials approved by us. We may terminate the franchise agreement upon an event of default by the franchisee, and the franchisee may terminate only with our mutual consent.

Historically, franchisees have paid a fixed monthly franchise fee. Since July 2019, we transitioned our model in the United States for new franchisees to a franchise fee based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue. In select markets outside of the

United States, and for renewals of existing franchisees in the United States, we are in the process of transitioning to a similar model.

Attractive Franchisee Return Profile

Our franchise model has the potential to generate strong returns for franchisees as a result of a relatively low initial investment and favorable operating cost structure driven by our purpose-built studio design and proprietary technology-enabled ecosystem. We believe that our scale provides us with cost advantages that allow us to offer our equipment to our franchisees for a significantly lower cost than if they were to acquire it on their own. We recommend that our franchisees typically staff one lead trainer and at least one assistant trainer during business hours. We also provide ongoing back-office support through our customer relationship management capabilities to assist with day-to-day booking and operation of the business. We believe the modest initial investment, combined with limited staffing needs, creates the potential for strong financial performance and expands the universe of potential franchisees.

Industry Dynamics

Favorable Industry Fundamentals

The fitness industry represents a large market that has historically exhibited attractive growth characteristics due to various secular consumer trends. According to IHRSA, the global health club market size was estimated to be $97 billion in 2019, with the U.S. segment of this market representing $35 billion. From 2014 to 2019, the global health club industry grew at a CAGR of 2.8%, with the U.S. health club industry growing at a CAGR of 7.7%. We believe that the following have been, and will continue to be, key drivers of industry growth:

•increased consumer focus on health and wellness, driven by education on the health benefits of exercise;

•changes in consumer spending in favor of experiences, including group fitness; and

•cultural shifts promoting fitness as an aspirational lifestyle and form of community, supporting the studio fitness model.

With only 64.2 million Americans ages six and older having health club memberships according to IHRSA, we believe there is significant opportunity for further growth in fitness engagement and membership in the United States.

COVID Impact on Fitness Industry

The COVID-19 pandemic has negatively impacted the fitness industry. At the peak of the pandemic, nearly all health and fitness centers in the United States were closed. Many other developed markets around the world in which we operate experienced similar closures. Multiple health club operators have entered bankruptcy and many gyms and health clubs will never reopen. According to IHRSA, as of January 1, 2022, 25% of fitness facilities in the United States had permanently closed. Our studio network has proven to be resilient in the face of the pandemic, with approximately 1% of the number of total studios permanently closed in the year ended December 31, 2021.

Upon a return to normalcy following the COVID-19 pandemic, we believe fitness and wellness will be top-of-mind for consumers. According to a survey conducted by IHRSA in August 2020, 95% of respondents stated they missed their gym routine and 94% stated they plan to return to their routine in some capacity. We believe we are well positioned to serve new members as restrictions continue to ease and consumers increasingly participate in in-person activities.

Competition

We operate in a competitive and highly fragmented market, with multiple industry segments competing for the consumers’ share of wallet that is allocated to fitness and health. While we operate specifically in the studio fitness category, we consider the following key industry categories as competition:

•other studio fitness concepts;

•full-service health clubs;

•racquet, tennis, country and other athletic clubs;

•value-focused health clubs; and

•at-home fitness offerings, including digital fitness content.

The number, size and strength of our competitors vary by region. Some of our competitors have national name recognition or an established presence in local markets, and some are established in markets in which we have existing studios or intend to locate new studios.

We believe that we successfully compete on the basis of our flexible functional training workout, our F45 Training experience, innovative and proprietary technology platform, compelling franchisee studio economics and our franchise development model. We believe we offer an attractive and flexible price point relative to personal training, while maintaining a competitive rate as compared to other studio fitness offerings.

Marketing Strategy

Our marketing strategy is focused on delivering the highest quality F45 Training experience to franchisees and members of our studios and raising awareness of our brand through a broad range of channels. These channels include influencer, experiential, social media, online search, digital media, TV and print marketing. Marketing activity is conducted both by us and by our franchisees. We utilize a multi-prong marketing strategy focused on attracting and educating prospective franchisees, driving demand with new and existing members and increasing general awareness and affinity for our brand.

Brand Marketing

We seek to drive brand awareness through marketing initiatives that highlight the differentiated F45 Training experience and community. We have created a curated training experience that is driven by technology and supported by community, which drives a powerful brand with broad demographic appeal and a highly passionate member base. Below are representative examples of our marketing efforts:

•Social Media Marketing: We leverage social media marketing—through Instagram, YouTube and Facebook—as a means to engage with our existing members and attract new members. Across these platforms, existing and new members interact with us, our franchisees and each other by consuming content posted by us on our social media accounts and by sharing their own original content.

•Influencer Marketing: Influencer marketing is a key method through which we embed F45 Training in popular culture. Our partnership with actor and entrepreneur Mark Wahlberg has accelerated our path to becoming a household name in the U.S. market. Further, we have benefited from organic and paid social media promotion of the F45 Training brand by celebrities and professional athletes that visit our studios. In addition to Mr. Wahlberg, we have established relationships with several value-added ambassadors, including Earvin “Magic” Johnson, Jr., David Beckham, Greg Norman, Cindy Crawford, and other celebrities and professional athletes.

•Earned Media: We work with multiple public relations agencies in our key territories who are responsible for driving F45 Training placements across media outlets. We have benefited from significant media enthusiasm around our brand.

•Local Events: We aim to boost brand awareness and foster a sense of community by producing and sponsoring local events in our key territories, with event categories spanning F45 Track (outdoor boot camps), F45 Playoffs (individual and team competitions) and F45 partnership events with a range of hospitality and likeminded health and wellness brands. While we have reduced the number of local in-person events during the pandemic, we plan to increase the frequency of events over time as local regulation permits.

•Marketing Partnerships: We maintain marketing partnerships with leading brands, such as Athletic Propulsion Labs, through which our members gain access to exclusive shoe and apparel releases.

Additional brand marketing strategies include television, outdoor billboard and pasting campaigns in key markets.

Franchisee Sales Marketing

Our primary methods for marketing to prospective franchisees include a mix of social, digital, search, referral and experiential marketing. We have created a scalable and sustainable marketing model through which we identify potential franchisees and pursue qualified leads utilizing our sales team.

In addition to our performance marketing initiatives, we continue to experience the power of word-of-mouth marketing as we open more studios around the world. This network effect is exemplified by the rapid growth of F45 Training in our first market, Australia. The first F45 Training franchisees included members of our first studio, who had a strong community experience and connection with our brand. For example, one franchisee in Sydney was among our first franchisees in 2013 and has expanded from one studio to 90 Franchises Sold, as of December 31, 2021.

Membership Marketing

Our membership marketing efforts, which are conducted both prior to studio opening and on an ongoing basis, focus on targeting the acquisition of new members and the retention of our existing members through local social, search and experiential marketing. Our membership marketing program consists of the following:

•Pre-Opening Membership Marketing Campaigns: Such campaigns are funded by franchisees, and focus on building the studio membership base prior to opening. In these campaigns, our local studio, trainers, owners and marketing teams drive awareness of, and excitement about, our brand through grassroots marketing outreach to influencers, businesses, charitable organizations and schools in the respective community.

•Ongoing Membership Marketing Programming: Such programming is designed by us, available for a monthly fee and designed to generate and convert leads to new members. We seek to reach and engage with new target audiences using geographic and demographic targeting across social and digital media platforms.

•One-on-One Marketing Support: In addition to the paid membership marketing programming, we provide significant value to studio managers by offering one-on-one marketing support that is specifically tailored to each studio’s needs

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. Our standard form of employment agreement includes confidentiality provisions and invention or work product assignment provisions with our employees to control access to, and clarify ownership of, our proprietary information.

We have a number of patents protecting our workout creation process and screen-based workout technology.

As of December 31, 2021, we held 5 issued U.S. patents and have one U.S. patent application pending. We also hold 20 patents and innovation patents issued in foreign jurisdictions (11 of which have been issued in Australia) and have 4 patent applications pending in foreign jurisdictions. Our patents issued in the United States expire between June 2030 and September 2036, and our foreign issued patents expire between May 2022 and November 2039. As of December 31, 2021, we held 84 registered trademarks in the United States, including our logo / logo components and had 37 U.S. trademark applications pending. We also held 302 registered trademarks in foreign jurisdictions and had 155 trademark applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence of and ability to patent new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

We license the use of our marks to franchisees, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements generally restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We generally require licensees to inform us of any potential infringement of the marks.

We register some of our copyrighted material and otherwise rely on legal and contractual protections of our copyrighted works that have been fixed in a tangible medium or otherwise qualify for copyright protection. Such copyrighted materials are not material to our business.

Information Technology & Systems

All studios use a computerized, third-party hosted store management system to process new in-store memberships, bill members, update member information, check-in members and process point of sale transactions. Our websites are hosted by third parties, and we also rely on third-party vendors for related functions such as our system for processing and integrating new online memberships, updating member information and making online payments. We use these third-party vendors to gather data from our franchisees, including information on franchisee performance and operations. We believe these systems are scalable to support our growth plans.

Our back-office computer systems are comprised of a variety of software designed to assist in the management and analysis of our franchisee revenue and key operational metrics as well as support the daily operations of our headquarters. These include third-party hosted systems that assist with onboarding franchisees in accordance with F45 standards, a third-party hosted financial system for reporting, advanced analysis and which helps to facilitate financial analysis and forecasting and a third-party hosted payroll system.

We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.

In relation to our workouts, we utilize a fitness programming algorithm that intelligently selects exercises from a database of over 8,000 unique functional training movements across modalities. This algorithm produces potential workout plans which are then centrally reviewed and staged by our head trainers before ultimately being distributed to studios.

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We are committed on an ongoing basis to replace or upgrade key systems, enhance security and optimize their performance.

Government Regulation

We and our franchisees are subject to various federal, state, provincial and local laws and regulations affecting our business including those that concern franchise operations, payment processing, consumer protection, information and data privacy and other laws regarding unfair or deceptive trade practices.

We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the United States and its territories (including Puerto Rico, the U.S. Virgin Islands and Guam) and requires us to provide to all prospective franchisees certain mandatory disclosures in a franchise disclosure document, or FDD. In addition, we are subject to state franchise sales laws in approximately 14 states that regulate the offer and sale of franchises by requiring us to make filings and obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide an FDD to prospective franchisees in accordance with applicable franchise laws and regulations. We are also subject to franchise relationship laws in approximately 18 states that regulate several aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination, franchisees’ right to associate and sourcing, among others.

We are subject to franchise disclosure laws in six provinces in Canada (Alberta, British Columbia, Manitoba, New Brunswick, Ontario and Prince Edward Island) that regulate the offer and sale of franchises by requiring us to provide an FDD in a format prescribed by such laws to prospective franchisees in accordance with such laws, and that may regulate certain aspects of the franchise relationship.

We are subject to franchise disclosure and relationship laws in Australia that regulate the offer and sale of franchises by requiring us to provide an FDD in a format prescribed by such laws to prospective franchisees and that regulate certain aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the venue in which franchise disputes must be resolved, franchisees’ right to associate and the use of marketing funds.

In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business, including franchise disclosure, registration and relationship (and similar) laws and regulations. For example, we are also subject to franchise registration and disclosure laws in other countries in which we operate, including Australia, Canada, China, France, French Polynesia, Indonesia, Malaysia, Mexico, New Caledonia, Russia, South Africa, South Korea, Spain, Taiwan and the United States, that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register an FDD in a prescribed format and to provide that FDD to prospective franchisees, in accordance with such laws, and that regulate certain aspects of the franchise relationship.

We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other laws in the United States, Canada, Australia and other foreign jurisdictions governing such matters as minimum-wage requirements, overtime and other working conditions.

Our and our franchisees’ operations and properties are subject to extensive federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.

We and our franchisees are responsible at the studios we each operate for compliance with state laws that regulate the relationship between health clubs and their members. Nearly all states have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals. We and our franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts, and, therefore, we and our franchisees are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, Massachusetts and Tennessee, and countries, such as Australia, have passed or have considered legislation requiring health clubs to offer a prepaid membership option at all times and/or limit the duration for which health club memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month to month basis after the completion of any initial term requirements, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the NACHA and the Canadian Payments Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.

Employees and Human Capital Resources

As of December 31, 2021, we employed 41 employees in Australia, 115 employees in the United States and 4 employees in the United Kingdom. We also leverage external service providers to support U.S. operations. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

F45 Training franchises are independently owned and operated businesses. As such, employees of our franchisees are not our employees.

We believe that an engaged, diverse, and inclusive culture is essential for the success of our business, and we consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. Another critical component of maintaining our engaged and inclusive culture is making investments in our team members at all levels with our training programs. We are also committed to developing and fostering a culture of diversity and inclusion and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.

Facilities

We do not own any real property. We are currently headquartered in Austin, Texas. We occupy an office space of approximately 44,000 square foot in our new global headquarters. Our lease for our new headquarters expires June 2029. We have one option to extend the lease for five additional years. In addition to our office in Austin, Texas, we have offices in Paddington, Australia and London, England.

Suppliers

We source substantially all of the equipment provided in our World Pack from a single supplier in China who manufactures products in its own facilities. Our vendor manufactures and holds the inventory until franchisees’ orders are fulfilled. We also source additional equipment and products from suppliers in the United States and Canada and use local distributors for certain gym equipment. Franchisees generally purchase equipment through our approved suppliers or must seek written approval for non-approved suppliers. Approved suppliers are those who demonstrate the ability to meet our standards, who possess adequate quality controls and the capacity to supply franchisees’ needs promptly and reliably, whom we have approved in writing and whom we have not later disapproved. We may change the number of approved suppliers at any time and may designate ourselves, an affiliate, or a third party as the exclusive source for any particular item.

Corporate

Our current corporate headquarters address is 3601 South Congress Avenue, Building E, Austin Texas, 78704. For further information please view our official company website at www.f45training.com. Information included or referred to on, or otherwise accessible through, our website is not deemed to form a part of, or be incorporated by reference into, this Annual Report on Form 10-K.

Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. In reviewing these risk factors, you should also consider the ongoing COVID-19 pandemic and its consequences, which implicate, and may amplify, the risks and uncertainties facing us, and their potential impact on our business, financial position and results of operations. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its particular impact on our business, it may materially and adversely affect us in ways that are not anticipated by or known by us or that we do not consider to present material risk. The risks and uncertainties described below are not the only ones we face. Additional risks, events and uncertainties that we are unaware of or that we deem immaterial may also become material factors that adversely affect our business. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected. In that event, the trading price of our common stock could decline and you might lose part or all of your investment in our common stock.

Summary of Risk Factors

Risks Related to the Ongoing COVID-19 Pandemic

•COVID-19 and the related governmental restrictions have had, and are expected to continue to have, a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Operating in the Health Club and Fitness Industry
•If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness and successfully develop and introduce new, innovative and updated fitness services, our business may be adversely affected.
•The high level of competition in the health club and fitness industry could materially and adversely affect our business.

Risks Related to Our Franchisee Business Model and Strategy
•Our financial results are affected by the number of franchises sold and studios we open and by the operating and financial results of such studios.
•If we fail to identify, recruit and contract with qualified franchisees, our ability to open new franchised studios and increase our revenue could be materially adversely affected.
•If we are unable to renew our franchise agreements with our existing franchisees, our business, results of operations and financial condition would be materially and adversely affected.
•We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business, and our franchisees are impacted by factors that are beyond our control.
•If we fail to successfully implement our growth strategy, which includes new studio development by existing and new franchisees, our brand and ability to increase our revenue and operating profits could be materially and adversely affected.
•If we and our franchisees are unable to identify and secure suitable sites for new franchise studios, our revenue growth rate and operating profits may be negatively impacted.
•If we are unable to sustain pricing levels for our establishment fees, World Packs and franchise fees, our business could be adversely affected.
•If our relations with existing or potential franchisees deteriorate, our business could be adversely affected.
•Our business is subject to various franchise laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations and other legal developments that impact franchising, could materially and adversely affect our business.

Risks Related to Our Brand and Strategy
•Our success depends substantially on the value of our brand.
•Our marketing strategy relies on the use of social media platforms and any negative publicity on such social media platforms may adversely affect the public perception of our brand which in turn could have a material and adverse effect on our business, results of operations and financial condition. In addition, our use social media platforms could subject us to fines or other penalties.
•We and our franchisees may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
•We have identified three material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

•Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.
•Our planned growth could place strains on our management, employees, information systems and internal controls, which may materially and adversely impact our business.
•Acquisitions may expose us to significant risks and additional costs.
•Any inability to successfully integrate acquisitions, or realize their anticipated benefits, could have a material adverse effect on us.

Risks Related to Intellectual Property
•We depend upon third-party licenses for the use of music to supplement our workouts and workout tutorials. An adverse change to, loss of or claim that we or our franchisees do not hold necessary licenses may have an adverse effect on our business, results of operations and financial condition.
•We require our franchisees to secure certain music licenses to use music in our studios and to supplement our workouts. Any failure to secure such licenses or comply with the terms and conditions of such licenses may lead to third party claims or lawsuits and/or have an adverse effect on our business.
•Our intellectual property rights, including patents, trademarks and trade names, may be infringed, misappropriated or challenged by others.

Risks Related to Technology and Privacy
•We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness in these systems may prevent us from effectively operating our business and damage our reputation.

Risks Related to Our Suppliers and Supply Chain
•Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could materially and adversely affect our revenue and gross profit.

Risks Related to Our Indebtedness
•We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would adversely affect our results of operations and financial condition.

Risks Related to Provisions in Our Charter Documents
•Our current major stockholders will continue to have significant control over us after this offering, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

General Risks
•We and our franchisees could be subject to claims related to health and safety risks to members that arise at our studios.

Risks Related to the Ongoing COVID-19 Pandemic

The ongoing novel coronavirus COVID-19 pandemic and governmental restrictions intended to prevent its spread have had, and are expected to continue to have, a material and adverse effect on our business, financial condition and results of operations, and the nature and extent of such impact is highly uncertain and unpredictable.

On March 11, 2020, the World Health Organization designated the global outbreak of a new strain of coronavirus, COVID-19, a pandemic. The global and domestic response to the COVID-19 pandemic by both governments and businesses has been unprecedented and continues to evolve. Many countries, including the United States and Australia, have declared national emergencies and implemented preventive measures.

These responsive measures have included mandates from federal, state, provincial and/or local authorities that restrict movement and travel, such as quarantines and shelter in place requirements, and restrict or require closure of some or all commercial and business activity. These measures became more severe over time and may continue indefinitely depending on the continued evolution of the outbreak, which remains unpredictable due to the potential for resurgences in certain geographies. We or our employees, franchisees, members, suppliers and other partners have been and may continue to be prevented from conducting business and other activities in the ordinary course for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities.

Our business has been materially adversely affected by the COVID-19 pandemic and the global response. At the initial peak of the pandemic, nearly all of our studios closed due to COVID-19. While most of our studios have reopened, in some locations resurgences of the pandemic have led some state and local governments to return to stricter regulations on businesses, and certain studios that reopened have had to re-close and additional studios may again be closed in the future, pursuant to such local regulations. These ongoing restrictions have had and may continue to have a material adverse effect on the number of studios open as well as pending and future sales to franchisees. Certain governments require, and more may begin to require, stringent guidelines with respect to the operation of fitness studios, including a reduced number of class participants, increased spacing requirements between participants and restrictions on sharing gym equipment. These requirements and any associated compliance costs have had and may continue to have an adverse impact on our operations, including our franchisees’ ability to retain members.

Considerable uncertainty still surrounds the COVID-19 virus, as well as the responses taken on a local, national and global level. The pandemic may continue to be widespread, and that could accelerate or magnify one or more of the risks described above or elsewhere in this Annual Report on Form 10-K. While we expect the pandemic and related events will continue to have a negative effect on our business, the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies is highly uncertain and cannot be predicted. Any future developments concerning COVID-19 are outside our control and cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent and effectiveness of governmental action to contain the disease, and the impact of these and other factors on our franchisees, employees, members and suppliers. The prolonged economic disruption due to COVID-19 has had and could continue to have a material negative impact on our business, financial condition, and results of operations. For additional information on the impact of COVID-19 on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic.”

COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, the following:

Risks Related to Revenue. COVID-19 has adversely impacted our revenue in a number of respects. Throughout the pandemic, some franchisees were unable to pay the required monthly franchise fees due to the temporary closure of studios, and as a result, our franchise fee revenue was negatively impacted. In addition, due to temporary studio closures, we did not realize the anticipated benefits from our variable franchise fee structure due to the operational and financial results of our franchisees being adversely impacted by the pandemic.

Risks Related to Operations. The COVID-19 pandemic and related shelter-in-place restrictions and other containment efforts have had and continue to have a significant impact on our operations, including mandated studio closures, stringent guidelines with respect to the operation of our studios, including reduced number of class participants, increased spacing requirements between participants and restrictions on sharing gym equipment. These requirements and any associated compliance costs have had and may continue to have an adverse impact on our operations, including our franchisees’ ability to retain members.

Risks Related to Growth. Our growth has been and may continue to be harmed by COVID-19. A number of franchisees may elect to cease studio development due to the COVID-19 pandemic. In addition, due to COVID-19, our studios experienced membership declines.

Risks Related to Funding. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

Risks Related to Supply Chain Management. Our ability to identify, source and procure components of our inventories which we sell to customers may continue to be harmed by COVID-19 and supply chain disruptions.

Risks Related to Our Business

Risks Related to Operating in the Health Club and Fitness Industry

If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness and successfully develop and introduce new, innovative and updated fitness services, our business may be adversely affected.

The fitness industry is highly susceptible to changes in consumer preferences. Our success depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. If we are unable to introduce new services and products in a timely manner, or before our competitors do, or our new services and products are not accepted by our customers, our growth and profitability could be negatively affected. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower membership and utilization rates. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality health and fitness services. Our failure to effectively introduce new health and fitness services that are accepted by consumers could result in a decrease in revenue. In addition, developments or shifts in research or public opinion on the types of workouts and products we provide could negatively impact our business. Failure to predict and respond to changes in public opinion, public research and consumer preferences could materially and adversely impact our business.

The high level of competition in the health club and fitness industry could materially and adversely affect our business.

We operate in a highly competitive market, with multiple industry segments competing for consumers’ share of the wallet allocated to fitness spend. While we operate specifically within the studio fitness category, we consider companies in the following key industry segments as potential competition: other studio fitness concepts; full-service health clubs; racquet, tennis, country and other athletic clubs; value-focused health clubs; and at-home fitness offerings, including digital fitness content. We also compete for qualified franchisees, management, fitness training professionals and other personnel. Our franchisees also compete for qualified fitness trainers. We may not be able to compete effectively in the regions in which we currently operate or those in which we may operate in the future. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members and qualified fitness trainers in our regions. Other studio fitness concepts may lower their prices or create lower-priced brand alternatives within our markets. Furthermore, due to the increased number of low-cost studio fitness alternatives, we may face increased competition if our membership pricing increases or if discretionary spending declines. In addition, as we expand into new markets, we may face competitive challenges penetrating those markets due to, among other factors, competitors who may already have a significant presence in those markets, consumer unfamiliarity with our brand and our own unfamiliarity with the health and fitness market in such regions. Current and future competition may limit our and our franchisees’ ability to attract new members and retain existing members, may limit our ability to attract and retain new and existing franchisees and may hinder our franchisees’ ability to attract and retain qualified fitness trainers, which in each case could materially and adversely affect our business, results of operations and financial condition.

The continued growth of on-demand fitness classes could adversely affect our business, results of operations and financial condition.

At home on-demand fitness classes offer the benefit of a user-selected workout at home where users have the ability to vary the types of workouts they do on a daily basis, if desired. Many on-demand fitness classes can also be live streamed, allowing real-time interactions, including coaching cues from the class instructor. As the availability and variety of on-demand fitness classes (including live streaming classes) continue to grow, our members’ preferences may shift away from the in-studio experience, which is central to our business model, to at-home on-demand classes. Millennials, who represent one of the largest, most active demographic groups, in particular, may exhibit a shift in preference to on-demand fitness classes as they enter new life phases, such as parenthood, and, as a result, find new constraints placed on their free time. As such, on-demand workouts may become better suited for their lifestyles. In addition, the COVID-19 pandemic has accelerated the growth of and demand for at-home fitness classes, which may extend beyond the pandemic. If we fail to timely identify and effectively respond to any such shift in consumer preference, our business, results of operations and financial condition could be adversely affected.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future of the political and economic environment. Consumer purchases of discretionary items, such as memberships and workout packs at our studios, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. If consumer purchases of memberships and workout packs at our studios decline, our franchise fee revenue may be adversely affected. In addition, during an economic downturn, existing franchisees may elect not to renew their franchise agreements with us, and prospective franchisees may opt not to enter into a franchise agreement with us, each of which could have a material and adverse effect on our business, results of operations and financial condition.

We and our franchisees may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.

The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to studios, and membership levels may materially decline over time, especially at studios in operation for an extended period of time. Members may cancel their memberships at any time after giving proper advance written notice, subject to an initial minimum term applicable to certain memberships. Our franchisees may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and we and our franchisees must continually engage existing members and attract new members in order to maintain membership levels. It is possible that a portion of our member base may not regularly use our studios and may cancel their memberships. Some of the factors that could lead to a decline in membership levels include, among other factors:

•changing desires and behaviors of consumers or their perception of our brand;

•government shutdowns, social distancing requirements, stay at home orders and advisories or any other restrictions or suggestions adopted my governmental authorities;

•changes in discretionary spending trends;

•market maturity or saturation;

•a decline in our ability to deliver quality service at a competitive price;

•a failure to introduce new features, products or services that members find engaging;

•the introduction of new products or services, or changes to existing products and services, that are not favorably received;

•technical or other problems that affect the member experience;

•an increase in monthly membership dues due to inflation;

•direct and indirect competition in our industry;

•a decline in the public’s interest in health and fitness; and

•a general deterioration of economic conditions or a change in consumer spending preferences or buying trends.

In order to increase membership levels, our franchisees may from time to time offer promotions or lower monthly dues or annual fees. If our franchisees are not successful in optimizing pricing or finding other ways to add memberships in new and existing studios, our membership levels may decrease, and in turn growth in monthly membership dues or annual fees may suffer, which will have an increasing impact on our financial results as we continue to move to a percentage of gross monthly studio revenue based franchise fee model. Any decrease in our average dues or fees or higher membership costs may materially and adversely impact our results of operations and financial condition. Additionally, further expansion into international markets may create new challenges in attracting and retaining members that we may not successfully address, as these markets carry unique risks as discussed below. As a result of these factors, we cannot be certain that our membership levels will be adequate to maintain or permit the expansion of our operations. A decline in membership levels would have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Franchisee Business Model and Strategy

Our financial results are affected by the number of Franchises Sold and studios we open and by the operating and financial results of such studios, which impact will become more significant as we continue to implement a variable franchise fee structure.

Under the terms of our franchise agreements, each of our franchisees is required to pay us an establishment fee upon signing a new franchise agreement, and monthly franchise and related fees throughout the term of the franchise agreement. A substantial portion of our revenue comes from such fees. For the years ended December 31, 2020 and 2021, we derived 63.8% and 55.0% of our revenue, respectively, from franchise revenue. As a result, our financial results depend on the number of Franchises Sold and number of studios. If we are unable to sell new franchises that eventually open studios, or renew existing franchise agreements, our financial results would be adversely affected.

Prior to July 2019, our monthly franchise fees were generally a flat monthly fee. Since then, we have transitioned our model in the United States for new franchisees to a franchise fee based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue. In select markets outside of the United States, and for renewals of existing franchisees in the United States, we are in the process of developing a strategy for transitioning to a similar model. There can be no assurance that we will be successful in implementing this model with new franchisees or in transitioning existing franchisees to this model in our markets. We anticipate that monthly franchise fee payments by our franchisees, whether in the form of a flat fee or variable fee, will continue to represent a substantial portion of our revenue in the future. Accordingly, we are reliant on the performance of our franchisees in successfully operating their studios and generating sufficient revenue to enable them to pay monthly franchise fees and other fees to us on a timely basis. If our franchisees are not successful in operating their studios, they may not be able to pay required monthly franchise fees to us, which could harm our operating results through reduced franchise fee revenue. Throughout the COVID-19 pandemic, some franchisees have been unable to pay the required monthly franchise fees due to the temporary closure of studios, and as a result, our franchise fee revenue has been reduced. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic.” As we continue to implement the variable franchise fee structure, our financial results will become even more dependent on the operational and financial results of our franchisees. Further, such shift in franchise fee structure will likely result in greater variability in our results from year to year and from quarter to quarter because our franchise fee revenue will be directly impacted by the sales performance of our franchisees. As a result, as this structure continues to be implemented, we expect period-to-period comparisons of our operating results to be less reliable as an indication of our performance for any future period.

If we fail to identify, recruit and contract with qualified franchisees, our ability to open new franchised studios and increase our revenue could be materially and adversely affected.

The opening of additional franchised studios depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. Although we have developed criteria to evaluate and screen prospective franchisees, our franchisees may not ultimately have the business acumen or be able to access the financial or management resources that they need to open and successfully operate the studios contemplated by their franchise agreements with us. Franchisees and may elect to cease studio development for other reasons, including the COVID-19 pandemic and applicable franchise laws may limit our ability to terminate or modify these franchise agreements. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new studios as planned, our growth may be slower than anticipated, which could materially and adversely affect our ability to increase our revenue and materially and adversely affect our business, results of operations and financial condition. In addition, we have begun entering into long-term multi-unit studio agreements with individual parties. These agreements provide for a large number of studios to be open on a set schedule and be operated by a single party. If that party does not perform or is unable to open and operate the studios as anticipated, it could materially and adversely affect our planned openings of new studios and expected revenue from the studios.

If we are unable to renew our franchise agreements with our existing franchisees, our business, results of operations and financial condition would be materially and adversely affected.

Our business and results of operations depend on maintaining franchise agreements with our existing franchisees. Our typical franchise agreement has an initial five-year term. Upon the expiration of the initial term, we or the franchisee may, or may not, elect to renew the franchise agreement. Whether or not a franchise agreement is renewed is contingent on:

•the franchisee’s execution of the then-current form of franchise agreement, which may include increased or different franchise fee revenue, marketing fees and other fees and costs;

•the satisfaction of certain conditions, including re-equipment and remodeling of the studio and other requirements;

•the payment of a renewal fee; and

•other conditions which are outside our control, including those that impact our franchisees, such as economic conditions, their financial situation, the success of their studio, their other commitments and their ability to renew their studio lease on acceptable terms or to find a suitable alternative location.

Our franchisees’ ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternative location, could depend on conditions in the real estate market, competition for desirable properties and our franchisees’ relationships with current and prospective landlords or may depend on other factors that are not within our or our franchisees’ control. As of December 31, 2021, the initial franchise term in 341 franchise studios will expire during 2022. If we are unable to renew our franchise agreements in respect of such studios or a significant portion thereof, our business, results of operations and financial condition would be materially and adversely affected.

The timing of the opening of Franchises Sold may differ materially from historical experience, and the number of new franchised studios that actually open in the future may differ materially from the number of signed commitments we currently have or anticipate from existing and new franchisees.

As of December 31, 2021, a significant number of Franchises Sold did not yet have operating studios. Generally, each new studio will open approximately nine months after we have signed the franchise agreement with the franchisee outside of the period of the COVID-19 pandemic. The timing of the opening of each new studio, however, is subject to many factors outside of our control, including those discussed below in “We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we fail to successfully implement our growth strategy, which includes new studio development by existing and new franchisees, our brand and ability to increase our revenue and operating profits could be materially and adversely affected,” and accordingly the timing of the opening of new studios may differ materially from historical experience. Further, as we continue to expand our business into new international markets, the risks our franchisees may face in such markets, such as political and economic instability, local laws and regulations and inadequate brand infrastructure, may result in longer periods for opening new studios.

A portion of our Franchises Sold may not ultimately open as new franchised studios. Approximately 3.0% and 1% of the Franchises Sold at the beginning of the period in the years ended December 31, 2020 and December 31, 2021, respectively, were subsequently terminated. The historic conversion rate of signed commitments to new franchised studios may not be indicative of the conversion rates we will experience in the future and the total number of new studios actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time. To the extent our franchisees are unable to open new studios as we anticipate, we will not realize the revenue growth that we expect. Our failure to add a significant number of new studios would adversely affect our ability to increase our revenue and income from operations.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business, and our franchisees are impacted by factors that are beyond our control.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their studios. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised studios may be diminished by any number of factors beyond our control. Franchisees may not successfully operate studios in a manner consistent with our standards and requirements, including those relating to our marketing strategy, applicable laws or regulations, or may not hire and train qualified trainers and other personnel. Further, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations. Applicable state franchise laws may limit our ability to terminate or modify franchise agreements with non-complying or unsuccessful franchisees. If franchisees do not operate to our expectations or if consumers have negative perceptions or experiences with our franchised studios, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide membership could decline significantly, which could reduce our franchise fees and other revenue.

As small business owners, some of our franchisees may be negatively and disproportionately impacted by capital requirements, negative economic conditions, including the COVID-19 pandemic, recession, inflation and increased unemployment levels, or other issues. Furthermore, franchisees’ business obligations may not be limited to the operation of our studios, making them subject to business and financial risks unrelated to the operation of our studios. These unrelated risks, and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our franchise fees and other revenue to decline and materially and adversely affect our business, results of operations and financial condition as a result.

Moreover, disputes with franchisees could damage our brand image and reputation and our relationships with our franchisees, generally.

The success of our business strategy depends on our ability to effectively manage and support our franchise system.

We operate a nearly 100% franchise model. As such, the success of our business strategy depends on our franchise network, which requires ongoing support and oversight from us, including comprehensive training on membership marketing and day-to-day operations, business support systems, marketing support, management information systems and support with other systems and procedures. Failure to provide our franchisees with adequate training, support and resources could materially and adversely affect both our new and existing franchisees, as well as cause disputes between us and our franchisees. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we fail to successfully implement our growth strategy, which includes new studio development by existing and new franchisees, our brand and ability to increase our revenue and operating profits could be materially and adversely affected.

We have expanded our operations rapidly and have limited operating experience at our current size. For example, we sold some of our first franchises to members of our original studio, and opened nearly 200 studios over the following 30 months. In less than nine years, we have scaled our global footprint to 3,301 Total Franchises Sold in 67countries, including 1,749 Total Studios, of which 1,580 had re-opened following closures due to the COVID-19 pandemic, as of December 31, 2021. In addition, we have increased our employee headcount as our operations have expanded, and we expect headcount growth to continue for the foreseeable future. Our growth strategy relies substantially upon new studio openings by existing and new franchisees, and we are continuously seeking to identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current studios, demographics and traffic patterns. Our franchisees face many challenges in opening new studios, including:

•availability and cost of financing;

•selection and availability of suitable studio locations;

•competition for studio sites;

•negotiation of acceptable lease and financing terms;

•securing required domestic or foreign governmental permits and approvals, including zoning approvals;

•health and fitness trends in new geographic regions and acceptance of our offerings;

•employment, training and retention of qualified personnel in local markets;

•ability to open new studios during the timeframes we and our franchisees expect;

•the general legal and regulatory landscape in which their studios operate;

•actual or perceived threats to public health due to the COVID-19 pandemic;

•determining and setting appropriate membership fees to ensure the success of their studios; and

•general economic and business conditions.

In particular, because new studio development is funded entirely by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. Franchisees of new studios may have difficulty securing adequate financing, particularly while the COVID-19 pandemic continues to persist, as well as in new markets, where there may be a lack of adequate history and brand familiarity. If our franchisees or prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new studios, and our future growth could be materially and adversely affected.

In addition, our franchisees’ ability to successfully open and operate new studios in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand, as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new markets, our franchisees’ new studios may not perform as expected, and our growth may be significantly delayed or impaired. In addition, new studios may not be successful or our average studio membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.

If we and our franchisees are unable to identify and secure suitable sites for new franchise studios, our revenue growth rate and operating profits may be negatively impacted.

To successfully expand our business, we, along with our franchisees, must identify and secure sites for new franchise studios that meet our established criteria. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also evaluate the penetration of our competitors in the market. We and our franchisees face significant competition for sites that meet our criteria, and as a result we and our franchisees may lose those sites, our competitors could copy our format or our franchisees could be forced to pay significantly higher lease payments for those sites. If we and our franchisees are unable to identify and secure sites for new studios in suitable locations, our revenue growth rate and operating profits may be negatively impacted. Additionally, if our or our franchisees’ analysis of the suitability of a studio site is incorrect, our franchisees may not be able to recover the capital investment in developing and building the new studio and in turn may not be able to pay required royalties to us.

As we increase our number of studios, our franchisees may also open studios in higher-cost geographies, which could entail greater lease payments and construction costs, among others. The higher level of invested capital at these studios may require higher operating margins and higher net income per studio to produce the level of return our franchisees and potential franchisees expect. Failure to provide this level of return could materially and adversely affect our business, results of operations and financial condition.

Opening new studios in close proximity may negatively impact our existing studios’ revenue and profitability.

As of December 31, 2021, we had 3,301 Total Franchises Sold in 67 countries, and we plan to open many new studios in the future, some of which will be in existing markets. We intend to continue opening new franchise studios in our existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some memberships away from those existing studios, which may lead to diminished revenue and profitability for us and our franchisees rather than increased market share, especially as we continue to move to a percentage of gross monthly studio revenue based franchise fee model. In addition, as a result of new studios opening in existing markets and because older studios will represent an increasing proportion of our studio base over time, our same store sales increases may be lower in future periods than they have been historically.

Our franchisees may incur rising costs related to construction of new studios and maintenance of existing studios, which could materially and adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.

Our studios require both upfront and ongoing investments, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may not achieve their expected targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.

In addition, if a franchisee is unwilling or unable to acquire the necessary financing to invest in the maintenance and upkeep of its studios, including periodic remodeling and replacement of equipment, the quality of its studios could deteriorate, which may have a negative impact on our brand image and our ability to attract and maintain members, which in turn may have a negative impact on our business, results of operations and financial condition.

If we are unable to sustain pricing levels for our establishment fees, World Pack and franchise fees, our business could be adversely affected.

If we are unable to sustain pricing levels for our establishment fees, World Pack and franchise fees, whether due to competitive pressure or otherwise, our revenue and operating profit could be significantly reduced. Further, our decisions around the development of new ancillary products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

If our relations with existing or potential franchisees deteriorate, our business could be adversely affected.

Our growth depends on maintaining good relations with our franchisees. Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under our franchise agreements, including with respect to alleged breaches of contract or wrongful termination under the franchise arrangements. Disagreement may lead to disputes with our franchisees, and we expect such disputes to occur from time to time. Disputes between us and our franchisees, whether in court or otherwise, could relate to either party’s violation of its contractual obligations. We may also engage in litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as we determine necessary to protect our brand, the consistency of our studios and the customer experience or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure document, or FDD, including claims based on financial information contained in our FDD. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship. Unfavorable judgments or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity or other development-related provisions upon which we rely. Any negative outcome in such disputes could materially and adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. To the extent that we have disputes with our franchisees, the attention, time and financial resources of our management and our franchisees will be diverted from the operation of our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even our success in franchisee disputes could damage our franchisees’ finances or operations, or our relationships with them or our ability to attract new franchisees.

Our business is subject to various franchise laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, and other legal developments that impact franchising could materially and adversely affect our business.

As a franchised business, we are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in an FDD. In addition, we are subject to state franchise registration and disclosure laws in a number of states that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide an FDD to prospective franchisees in accordance with such laws. States requiring franchise registration include, but are not limited to, California, New York, Illinois, Michigan, Hawaii and Washington. We are also subject to franchise registration and disclosure laws in other countries in which we operate, including Australia, Canada, China, France, French Polynesia, Indonesia, Malaysia, Mexico, New Caledonia, Russia, South Africa, South Korea, Spain, Taiwan and the United States, that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register a franchise disclosure document in a prescribed format and to provide that franchise disclosure document to prospective franchisees, in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are currently subject to similar laws in other countries in which we currently offer franchises, and we may also become subject to laws in additional countries in the future. We are not currently, and in the past we have not been, in compliance with certain applicable franchise registration and disclosure laws in certain jurisdictions. Further, as we expand into new markets outside of our more significant markets of Australia, New Zealand, Canada, the United States, the United Kingdom and Singapore, we may have limited knowledge of local franchise laws and regulations and may take time to apprise ourselves of such laws and regulations. Failure to comply with applicable franchise registration and disclosure laws may result in being prohibited from selling in that geography, a franchisee’s right to rescind its franchise agreement and damages, pursuant to the terms of its franchise agreement, and may result in investigations or actions from federal, state or local franchise authorities, civil fines or penalties and stop orders, among other remedies.

We are also subject to franchise relationship laws in a number of jurisdictions that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes may be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Any non-compliance on our part could result in liability to franchisees and regulatory authorities, inability to enforce our franchise agreements and a reduction in our anticipated franchise fee revenue, which in turn may materially and adversely affect our business and results of operations.

We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, Australia and other foreign jurisdictions governing such matters as minimum-wage requirements, overtime and other working conditions. A number of our franchisees’ employees may be paid at rates related to the U.S. federal or state minimum wage, and the U.S. federal and/or state minimum wage may increase. Any increases in labor costs might result in our franchisees inadequately staffing studios. In addition, such increases in labor costs and other changes in labor laws could affect studio performance and quality of service, decrease franchise fee revenue and adversely affect our brand.

We and our franchisees’ operations and properties are subject to extensive federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could materially and adversely affect our business.

We and our franchisees are responsible for compliance with applicable laws that regulate the relationship between studios and their members. Many jurisdictions have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for studios, govern member rights in the event of a member relocation or disability, provide for specific member rights when a studio closes or relocates, or preclude automatic membership renewals. Our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, or result in membership contracts being void or voidable. In addition, any changes to such laws or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

Uncertainty in the law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.

One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. A determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our results of operations. Additionally, in certain jurisdictions, including Australia, we may be liable if our franchisees fail to comply with employment and work health safety legislation. Any finding that we are liable for such non-compliance could adversely affect our business, results of operations and financial condition.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise business model subjects us to all of the risks described above and a number of other risks, any one of which may impact our franchise fee revenue collected from our franchisees, may harm the goodwill associated with our brand and may materially and adversely impact our business and results of operations. Additional risks include the following:

Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, member claims, personal injury or wrongful death claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination, sexual harassment or hostile work environment allegations, discrimination or employee classification, landlord/tenant disputes and intellectual property claims, among others. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers of their franchisees’ employees, legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits, and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. Any of these changes could impose greater costs and regulatory burdens on franchising and negatively affect our ability to sell new franchises.

Franchisee insurance. Our franchise agreements require each franchisee to maintain certain insurance types and levels of coverage. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or franchisees may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause a franchisee to terminate its franchise agreement and, in turn, negatively affect our operating and financial results.

Franchise agreements and franchisee relationships. Our franchisees develop and operate their studios under terms set forth in our franchise agreements. These agreements give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard agreement that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees. We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate (including as a result of franchisees forming an independent association of franchisees) cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

While revenue from franchisees are not concentrated among one party or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable studios. A typical franchise agreement has a five-year term. As of December 31, 2021, our largest franchisee group accounted for approximately 11% of our franchisees sold. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these significant franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, results of operations and financial condition could be materially and adversely affected.

Franchise agreement termination. Each franchise agreement is subject to termination by us, as the franchisor, in the event of a default, generally after expiration of applicable cure periods, although, under certain circumstances, a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly to provide that we may terminate the agreement in the event of a breach. Such breach may include, among other things, any failure by the franchisee to meet operating standards and franchisee actions that may threaten the licensed intellectual property. In some regions in which we operate, a franchisee may have a right to terminate its franchise agreement under certain circumstances.

Franchisee turnover. There can be no guarantee of the retention in the future of any franchisees, including the top performing franchisees, or that we will maintain the ability to attract, retain and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could materially and adversely affect our business.

Bankruptcy of franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement(s). In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement(s), development area(s) and/or franchisee lease/sublease pursuant to Section 365 under the U.S. bankruptcy code or similar laws in other countries, in which case there would be no further franchise fee payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee changes in control. Our franchises are operated by independent business owners. Although we have the right to approve franchise owners, and any transferees, it can be difficult to predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate the studio, the performance and quality of service of the studio could be adversely affected, which could reduce memberships and negatively affect our franchise fee revenue and brand image. Although our agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, a franchise owner may desire to transfer a studio to a transferee franchisee. In addition, our franchise agreements in several regions, including the United States, provide that in the event of the death or disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to transfer the relevant franchise agreements to a successor franchisee approved by the franchisor. In any transfer situation, the transferee may not be able to perform the former franchisee’s obligations under the franchise agreement and successfully operate the applicable studio. In such a case, the performance and quality of service of such studio could be adversely affected, which could also reduce memberships and negatively affect our franchise fee revenue and brand image.

Some of our franchisees are operating entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their studios. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its members and maintain studio operations while making franchise fee payments, which in turn may materially and adversely affect our business and results of operations.

Risks Related to our Brand and Strategy

Our success depends substantially on the value of our brand.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, including our studio members’ connection to our brand. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Our reliance on social media as a marketing strategy makes us particularly susceptible to widespread negative publicity.

Incidents which could damage our brand may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our or our franchisees’ businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our control, such as:

•actions taken (or not taken) by one or more franchisees or their employees relating to health (including responses to the COVID-19 pandemic), safety, welfare or otherwise;

•data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

•litigation and legal claims;

•third-party misappropriation, dilution or infringement or other violation of our intellectual property;

•illegal activity targeted at us or others; or

•conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand

Consumer demand for our studios and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our studios, which would likely result in fewer memberships sold or renewed. If studio memberships decline, prospective franchisees may not open new studios, existing franchisees may not renew their franchise agreements and studio sales may decline, all of which would lower franchise fee revenue, which in turn could materially and adversely affect our business, results of operations and financial condition.

Our marketing strategy relies on the use of social media platforms and any negative publicity on such social media platforms may adversely affect the public perception of our brand which in turn could have a material and adverse effect on our business, results of operations and financial condition and the market price of shares of our common stock. In addition, our use of social media could subject us to fines or other penalties.

We rely on social media marketing, through Instagram, YouTube and Facebook, as a means to engage with our existing members as well as attract new members. Existing and new members alike interact with the brand both organically, through posts by the F45 Training community, as well as through dedicated F45 Training social media accounts. While the use of social media platforms allows us access to a broad audience of consumers and other interested persons, our use of, and reliance on, social media as a key marketing tool exposes us to significant risk of widespread negative publicity. Social media users generally have the ability to post information to social media platforms without filters or checks on accuracy of the content posted. Information concerning us or our brand may be posted on such platforms at any time. Such information may be adverse to our interests or may be inaccurate, each of which can harm our reputation and value of our brand. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our studios, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our studios. Social media platforms may be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. As such, the dissemination of information on social media platforms and other online platforms could materially and adversely affect our business, results of operations and financial condition, regardless of the information’s accuracy.

In addition, our use of social media platforms as a marketing tool could also subject us to fines or other penalties. As laws and regulations, including those from the Federal Trade Commission, or FTC, and enforcement rapidly evolve to govern the use of these platforms, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could materially and adversely impact our and our franchisees’ business, results of operations and financial condition or subject us to fines or other penalties.

If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

A principal component of our marketing program has been to collaborate with high-profile marketing partners, such as Mark Wahlberg, to help us extend the reach of our brand. We have entered into partnerships with several additional high profile individuals. Although we have collaborated with several well-known partners in this manner, we may not be able to attract and collaborate with new marketing partners in the future, including those who we are in current discussions with. In addition, if the actions of our partners were to damage their or our reputation, our partnerships may be less attractive to our current or prospective members. These relationships are also dependent on a positive working relationship between us and our partners. If a dispute arises between us and any of our partners, or if the relationship becomes damaged, the partnership may not be successful and could threaten our ability to continue entering into successful high-profile collaborations in the future. Further, we invest part of our marketing spend to attract these high-profile partners, and we anticipate that securing such partnerships will require significant equity grants, as is contemplated by partnerships that we are currently pursuing. Even after such significant investment, these partnerships may prove ineffective and fail to extend the reach of our brand. They may also have varying effects, if any, on the perception of the brand. Any of these failures by us or our partners could materially and adversely affect our business and revenue.

Our ability to continue to expand our ancillary product offerings is uncertain, and these new business lines are subject to risks.

We currently plan to continue the long-term growth of our business by, in part, capitalizing on member engagement by enhancing our offering of health and fitness related-related products, such as footwear and apparel, prepared meal plans, nutrition and supplements, and wearables, such as our patented LionHeart heart rate monitor, across our global network of studios. Because all of these offerings are currently in the planning stages or relatively new, it is difficult for us to anticipate the level of sales they may generate. Further, the market for such products is highly saturated and subject to consumer preferences, which may change from time to time. Certain product offerings, like prepared meals, nutrition and supplements, are also subject to unique risks like contamination and food-borne illnesses, and require certain food safety programs and compliance with food and health regulatory regimes. Such risks and added compliance could have a material impact on our business. There is no guarantee that our members will embrace our expanded ancillary product offerings or that we will be able to execute this growth strategy.

Our investments in new business strategies, including new brand launches, may have adverse effects on our operating results.

We have invested, and in the future may invest, in new business strategies, including new modalities and channels. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New ventures are inherently risky and may not be successful. The failure of any significant investment could adversely affect our business, reputation, results of operations and financial condition.

Risks Related to Intellectual Property

We depend upon third-party licenses for the use of music to supplement our workouts and workout tutorials. An adverse change to, loss of, or claim that we or our franchisees do not hold necessary licenses may have an adverse effect on our business, results of operations and financial condition.

We use music to supplement our workouts. To secure the rights to use music to supplement our workouts and workout tutorials, we or our franchisees generally must obtain licenses from rights holders such as record labels, music publishers, performing rights organizations, collecting societies, artists and other copyright owners or their agents.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed and by whom. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us. Our relationship with certain rights holders may deteriorate. Artists and/or artist groups may object and may exert public or private pressure on rights holders to discontinue or to modify license terms. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

We require our franchisees to secure certain music licenses to use music in our studios and to supplement our workouts. Any failure to secure such licenses or to comply with the terms and conditions of such licenses may lead to third party claims or lawsuits and/or have an adverse effect on our business.

We or our franchisees generally need to obtain public performance licenses for the use of musical compositions in our studios and to supplement our workouts. In the United States, public performance rights for musical compositions are secured from music publishers, individual artists, or, more typically, through intermediaries known as performing rights organizations, or PROs, which (a) issue blanket licenses to copyright users for the public performance of compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We require our franchisees to enter into and maintain requisite licenses for their use of musical compositions with our workouts from the appropriate PROs. We currently do not maintain such licenses. The royalty rates available from PROs today may not be available in the future. Licenses provided by two PROs, ASCAP and BMI, currently are governed by consent decrees, which were agreements between each of the two PROs, on the one hand, and by the U.S. Department of Justice, on the other hand, in an effort to curb anti-competitive conduct. Removal of, or changes to the terms or interpretation of, these agreements, could affect our franchisees’ ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, results of operations and financial condition.

Additionally, licenses with PROs and collecting societies may not provide full coverage for performance of all of the musical compositions which we use in our studios in the countries in which we operate or which we may operate in the future. Some publishers, songwriters and other rights holders choose not to be represented by PROs or collecting societies, adversely affecting our ability to secure licensing arrangements for musical compositions that such rights holders own or control.

In addition to public performance licenses, we generally may need to obtain additional music licenses in connection with the musical ‘daily mixes’ that we share with our franchisees. Any failure to obtain such licenses or to comply with the terms and conditions of such licenses may lead to third party claims or lawsuits and/or have an adverse effect on our business.

In addition to the licenses secured by our franchisees, we generally may need to obtain additional licenses from rights holders of musical compositions and sound recordings, which may include individual artists, record labels, PROs and/or music publishers and administrators. We note that we cannot compel any such rights holders to license their music to us, and the licenses we are able to obtain may not cover every right that we need. We also note that identifying all rights holders for a given musical work can be challenging and, given the high level of content concentration in the music industry, the market power of a few licensors and the lack of transparent ownership information for compositions and sound recordings, we may be unable to license a large amount of music or the music of certain popular artists, which could harm our business, results of operations and financial condition.

We received a demand letter alleging possible infringement of certain compositions and recordings from Universal Music Group, with whom we have entered into a tolling agreement and have ongoing discussions. We have previously received demand letters from the Australasian Performing Right Association and the Australian Mechanical Copyright Owners-Society, or APRA AMCOS, and the Phonographic Performance Company of Australia Ltd., or the PPCA, and entered into licensing arrangements with these rights holders. There can be no assurance that we will not have to go through a similar process with other rights holders. Further, there can be no assurance that any licensing arrangements entered into with APPRA AMCOS, PPCA or any other rights holder will address or eliminate potential liability for prior infringements or violations of rights.

Although we seek to comply with the statutory, regulatory and judicial frameworks with respect to the use of music in our studios and to supplement our workouts and workout tutorials, we cannot guarantee that we or our franchisees currently hold, or will always hold, every necessary right to use all of the music that is used in connection with our workouts and workout tutorials, and we cannot assure you that neither we nor our franchisees are infringing or violating any third-party intellectual property rights or that we or our franchisees will not do so in the future.

These challenges, and others concerning the use of music in connection with our workouts and workout tutorials, may subject us to significant music royalty payments and significant liability for copyright infringement, breach of contract or other claims, which may materially and adversely affect our business.

Our intellectual property rights, including patents, trademarks and trade names, may be infringed, misappropriated or challenged by others.

Our brand and related intellectual property are important to our continued success. We seek to protect our patents, trademarks, trade names, copyrights and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult and the steps we take may not prevent misappropriation, infringement or other violations of our intellectual property. In November 2019, we filed a statement of claim against BodyFit Training Company Pty Ltd. in Federal Court of Australia, New South Wales, for infringement of our technology patents. BodyFit Training Company Pty Ltd filed a counter claim to invalidate certain of our patents. In February 2022, the Federal Court of Australia held that the technology patents in this matter were invalid. While we are appealing this decision, there can be no assurances that the patents will be reinstated. We also filed in September 2020, a complaint against BodyFit Training USA Inc. in United States District Court for the District of Delaware for patent infringement. If we are unable to successfully protect such patents or our other intellectual property rights for any reason, or if any third party (including BodyFit Training or its affiliates) misappropriates, dilutes or infringes our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.

We may also from time to time be required to initiate litigation, as is the case with BodyFit Training and its affiliates to enforce our patents, trademarks, service marks and other intellectual property. Third parties may also assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights.

We face risks, such as unforeseen costs and potential liability in connection with content we produce, license and distribute through our content delivery platform.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we produce, license and distribute. We also may face potential liability for content used in promoting our studios and workouts, including marketing materials. We may decide to remove content from our workouts, not to place certain content in our studios, or to discontinue or alter our production of certain types of content if we believe such content might not be well received by our members or could be damaging to our brand and business.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our studios, or if we become liable for content we produce, license or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims, which may materially and adversely affect our business.

Risks Related to Technology and Privacy

We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.

We and our franchisees increasingly rely on information systems, including our technology-enabled platform through which we distribute workouts to our global franchisee base, point-of-sale processing systems and other information systems managed by third parties, to interact with our franchisees and members, book workouts and collect, maintain and store member information, billing information and other personally identifiable information, including for the operation of studios, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our and our franchisees’ ability to efficiently and effectively manage our respective businesses depends significantly on the reliability and capacity of these systems, and any potential failure of third parties to provide quality uninterrupted service is beyond our control.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems, could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenue and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.

If we or our franchisees fail to properly maintain the confidentiality and integrity of our data, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we and our franchisees transmit and collect studio member and employee data, including home address, gender, dates of birth and other highly sensitive personally identifiable information in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. We also collect personal member information through the use of our LionHeart heart rate monitors. Some of these data are sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. The integrity and protection of member and employee data are critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer virus, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.

Additionally, the handling of personally identifiable information by our or our franchisees’ businesses is regulated at the federal, state and international levels. Federal, state and international agencies may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our or our franchisees’ databases, or those of our third-party service providers. Actual or perceived noncompliance with privacy laws or an actual or perceived security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand.

The occurrence of cyber incidents, or a deficiency in cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.

We could be subject to a cyber-incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber-incident include operational interruption, damage to the relationship with members and franchisees and private data exposure, which each in turn could create additional risks and exposure.

In the ordinary course of business, we and our franchisees transmit and collect personally identifiable data regarding our members. We also maintain important internal company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could materially and adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.

Under certain laws, regulations and contractual obligations, a cyber-incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits, or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could materially and adversely affect the operation of our business and results of operations. We currently do not maintain any cyber security insurance coverages.

We are subject to payment processing risk.

We and our franchisees use third parties to process payments from our members for our products and services. In addition, we use third parties to process payments from our franchisees. To the extent there are disruptions in the payment processing systems that we and our franchisees use, such as delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue and results of operations could be adversely impacted. Further, if the third party processors we and our franchisees use become unwilling or unable to continue processing payments on our or their behalf, we and our franchisees would have to find alternative methods of collecting payments, which could adversely impact member retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and, if not adequately controlled and managed, could create negative consumer perceptions of our service.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could harm our business.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Suppliers and Supply Chain

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could materially and adversely affect our revenue and gross profit.

Equipment and certain products and services used in our studios, including our exercise equipment, components of our tech packs and point-of-sale software and hardware, are sourced from third-party suppliers. We purchase substantially all of our gym equipment from a single supplier in China. In addition, we rely on third-party suppliers to manage and maintain our websites and online membership processes. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality supplies and services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing studios and open new studios on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing studios, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.

Increases in tariffs and trade restrictions on equipment we source from China could have an adverse impact on our business, results of operations and financial condition.

We purchase substantially all of our gym equipment from a single supplier in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain goods and materials. For example, the United States has imposed tariffs on specified products imported from China following the U.S. Trade Representative Section 301 Investigation. These tariffs have had and may have an even greater impact on the cost of our gym equipment depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China, including our gym equipment and equipment included in our World Packs. Increases in the cost of our gym equipment, including that included in our World Packs, could have a material effect on our gross margins as we may not be able to pass such costs onto our franchisees. In addition, if trade tensions between the United States and China continue to escalate, we may experience delays or disruptions in the delivery of our gym equipment to our franchisees, which could adversely impact our business, results of operations and financial condition.

We have limited control over our suppliers, manufacturers and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products on a timely basis or in sufficient quantity.

We have limited control over our suppliers, manufacturers and logistics partners, which subjects us to risks, such as the following:

•inability to satisfy demand for our World Pack products or other products or services that we currently offer in studios or may offer in the future;

•reduced control over delivery timing, particularly due to delays associated with labor shortage and other challenges related to the pandemic, as well as product reliability;

•reduced ability to monitor the manufacturing process and components used in our World Pack products and other products;

•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;

•variance in the manufacturing capability of our third-party manufacturers;

•price increases;

•failure of a significant supplier, manufacturer, or logistics partner to perform its obligations to us for technical, market or other reasons;

•difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers or logistics partners;

•shortages of materials or components;

•misappropriation of our intellectual property;

•exposure to natural catastrophes, political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our World Pack products and other products are manufactured or the components thereof are sourced;

•changes in local economic conditions in the jurisdictions where our suppliers, manufacturers and logistics partners are located;

•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and

•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.

Risks Related to Our Indebtedness

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would adversely affect our results of operations and financial condition.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness will depend on our subsidiaries’ and our franchisees’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity. We can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The terms of our indebtedness could adversely affect our business.

We are party to a senior secured Amended and Restated Credit Agreement, dated August 13, 2021,with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $90 million revolving credit facility, or the Revolving Facility. The Secured Credit Agreement contains restrictive covenants that, among others, limit our ability to:

•pay dividends and make distributions and repurchase stock;

•engage in transactions with affiliates;

•incur liens;

•incur indebtedness not under the Secured Credit Agreement;

•engage in sale-leaseback transactions;

•make investments;

•sell assets; and

•maintain or contribute to a defined employee benefit plan or arrangement that is not subject to the laws of the U.S.; and

In addition, the Secured Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total leverage ratio and a consolidated fixed charge coverage ratio. Our ability to borrow under the Revolving Facility depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these financial covenants. We cannot assure you that we will meet these financial covenants in the future, or that the lenders will waive any failure to meet these financial covenants.

Our obligations to the holders of our Senior Credit Agreement is secured by a security interest in substantially all of our assets, if we default on those obligations, the holders of such indebtedness could foreclose on our assets.

Our obligations under the Secured Credit Agreement and the related transaction documents are secured on a first lien basis by a security interest in substantially all of our assets. As a result, if we default on our obligations under the Senior Credit Agreement, the collateral agent on behalf of the lenders could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and you may lose all or part of your investment.

Risks Related to Our Common Stock

The trading price of our common stock may be subject to volatility, and you could lose all or part of your investment.

Prior to our IPO, there was no public market for shares of our common stock. The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:

•additional impacts on our business from the COVID-19 pandemic;

•market conditions in the broader stock market;

•actual or anticipated fluctuations in our quarterly financial and operating results;

•introduction of new products or services by us or our competitors;

•issuance of new or changed securities analysts’ reports or recommendations;

•results of operations that vary from expectations of securities analysis and investors;

•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•strategic actions by us or our competitors;

•announcement by us, our competitors or our vendors of significant contracts or acquisitions;

•sales, or anticipated sales, of large blocks of our stock (including sales related to the expiration of the lock-up period 180 days following the IPO on July 15, 2021);

•additions or departures of key personnel;

•regulatory, legal or political developments;

•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•litigation and governmental investigations;

•changing economic conditions;

•changes in accounting principles;

•default under agreements governing our indebtedness;

•exchange rate fluctuations; and

•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Our current major stockholders have significant control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

Our current major stockholders have significant control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control. As a result, such stockholders, if they act together, will be able to influence or control matters subject to stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions, and would have the ability to control the management and affairs of our company. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined under the Exchange Act. As an emerging growth company and a smaller reporting company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•reduced disclosure about our executive compensation arrangements;

•exemption from the requirements to hold non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

•extended transition periods for complying with new or revised accounting standards;

•exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and
•exemption from complying with any requirement that may be adopted by the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are also a “smaller reporting company,” as defined in the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our shares price may be more volatile.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our certificate of incorporation and bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Since we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of the lock up restrictions discussed above or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We are a holding company and depend on the cash flow of our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and their ability to make payments, directly or indirectly, to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Provisions in Our Charter Documents

Provisions of our organizational documents could make an acquisition of our business more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•a classified board of directors, with members of each class serving staggered three-year terms, and the ability of stockholders to remove directors only for cause;

•advance notice requirements for stockholder proposals and director nominations;

•the ability of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•no cumulative voting in the election of directors;

•limitations on the ability of stockholders to call special meetings and to take action by written consent; and

•super majority vote for stockholders to amend our amended and restated certificate of incorporation or amended and restated bylaws.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.”

Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or our management may be unsuccessful.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;

•any action asserting a claim arising pursuant to any provision of the DGCL;

•any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws;

•any action asserting a claim governed by the internal affairs doctrine.

shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Risks Related to Our Global Operations

Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.

As of December 31, 2021, we had 3,301 Total Franchises Sold in 67 countries around the world. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

•inadequate brand infrastructure within foreign countries to support our international activities;

•inconsistent regulation or sudden policy changes by foreign agencies or governments;

•the collection of royalties from foreign franchisees;
•difficulty of enforcing contractual obligations of foreign franchisees;

•increased costs in maintaining international franchise and marketing efforts;

•problems entering international markets with different cultural bases and consumer preferences;

•political and economic instability of foreign markets, including due to the Russia-Ukraine conflict;

•compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;

•actual or perceived threats to public health due to the COVID-19 pandemic;

•fluctuations in foreign currency exchange rates; and

•operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

As a result, new studios facing these risks in international markets may be less successful than studios in our existing markets. Further, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our mission and standards.

Fluctuations in currency exchange rates could negatively impact our business.

We transact business in various currencies other than the U.S. dollar and have significant royalties and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international royalties and expenses are denominated in local currencies, including Australian dollars, euros, British pounds, Canadian dollar and Singaporean dollar, which fluctuate against the U.S. dollar. Since we derive significant royalties from our international operations, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business.

We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain technologies. Our products may be subject to U.S. export controls, which may require submission of a product classification and annual or semi-annual reports. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international members from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets or provided by our members. Any such provision could have negative consequences, including government investigations, penalties, reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

We could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs and restrictions on export privileges that could have an adverse effect on our business, results of operations and financial condition.

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act and possibly other anti-bribery and anti- money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.

Our employees, contractors and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

General Risks

We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a failure to properly design our financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis. This includes an inadequate level of precision in management’s reviews of accounting documentation and journal entries, including a lack of evidence to support that a review had been performed. In addition, a lack of segregation of duties existed in certain key financial reporting processes, including a lack of separation between the preparer and reviewer of journal entries; individual users with administrative access to the general ledger, billing and payroll systems also having access to post journal entries; and insufficient implementation of the automated approval hierarchy for invoices in our billing system to ensure reviews were being performed by the appropriate personnel. Lastly, a lack of formal documentation of policies and internal controls being followed by us existed, including, but not limited to, entity-level controls involving risk assessment procedures and conclusions, tools to prevent a cybersecurity breach and controls designed to prevent or detect fraud. We have concluded that these material weaknesses in our internal control over financial reporting occurred because, prior to this offering, we were a private company and did not have the necessary business processes, systems, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We believe we have taken the necessary actions to substantially address each of the material weaknesses discussed above, and we plan to take additional steps to improve our accounting function. However, we may not be able to fully remediate these material weaknesses until it can be confirmed that such remedial measures have been operating effectively for a sufficient period of time. Further, we cannot assure you that any such actions will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange (NYSE).

Our planned growth could place strains on our management, employees, information systems and internal controls, which may materially and adversely impact our business.

Over the past several years, we have experienced significant growth in our business activities and operations, including an increase in the number of system-wide studios. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement and improve our management information systems and our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment. In addition, we believe the culture we foster at our studios is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our expanded operations. These risks may be heightened as our business continues to scale. Our failure to successfully keep pace with our planned expansion of studios could materially and adversely impact our business.

We and our franchisees could be subject to claims related to health and safety risks to members that arise at our studios.

Use of our studios poses potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise equipment. Certain of such risks have been exacerbated as a result of COVID-19. Claims have been and in the future might be asserted against our franchisees and us for injuries suffered by or death of members or guests while exercising and using the facilities at a studio. We may not be able to successfully defend such claims, and any such claims could materially damage our brand and the public perception of our brand. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against such potential claims. In the past, we may not have maintained the level of general liability insurance coverage appropriate for a business of our scale, and historical claims may be brought against us. Depending upon the outcome of any such claims, whether historical or not, these matters may have a material adverse effect on our business, results of operations and financial condition.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, results of operations and financial condition.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our executives in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying growth opportunities and leading general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our training professionals and sports scientists in our F45 Athletics Department are also imperative to our success, and we rely on them to develop safe, effective and fun workouts for our members based on our algorithm. If we are unable to attract or retain creative and experienced training professionals and sports scientists, we may not be able to generate workout content on a scale or of a quality sufficient to retain or grow our membership base. The loss of one or more of our executive officers or other key employees, including any of our training professionals or scientists, could have a serious adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. We might not be successful in maintaining our corporate culture and continuing to attract and retain qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, results of operations and financial condition.

We have a limited operating history with which to evaluate and predict membership retention rates.

The majority of our members may cancel their subscriptions at any time. We have limited historical data with respect to rates of member membership renewals, so we may be unable to accurately predict customer renewal rates. Additionally, prior renewal rates may not accurately predict future member renewal rates for a variety of reasons, such as members’ dissatisfaction with our offerings and the cost of our subscriptions, macroeconomic conditions, or new offering introductions by us or our competitors. If our members do not renew their memberships, our revenue may decline and our business will suffer.

Furthermore, in the future, we may replace or modify current membership models, which could result in additional costs. It is unknown how our members will react to new membership models and whether the costs or logistics of implementing these models will adversely impact our business. If the adoption of new membership models adversely impacts our member relationships, then member retention, member growth, our business, results of operations and financial condition could be harmed.

Acquisitions may expose us to significant risks and additional costs.

Acquisitions involve risks that the businesses acquired will not perform as expected and that judgments concerning the value, strengths and weaknesses of acquired businesses will prove wrong. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target, and our acquisition strategy for a particular business may prove to be unsuccessful or expose us to additional risks. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, contingent liabilities and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of client relationships and other acquired assets such as goodwill. We may also incur costs and experience inefficiencies to the extent an acquisition expands the industries, products, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Acquisitions may require that we incur additional debt to finance the transaction, which could be substantial and limit our operating flexibility or, alternatively, acquisitions may require that we issue stock as consideration, which could dilute share ownership. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities or other obligations. Any acquisition strategy will place significant demands on our management’s time, which may divert their attention from our day-to-day business operations, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. We may also not be able to manage our growth through acquisitions due to the number and the diversity of the businesses we acquire or for other reasons. If any of these risks were to occur, our business, financial condition and results of operations may be adversely affected.

Any inability to successfully integrate acquisitions, or realize their anticipated benefits, could have a material adverse effect on us.

Acquisitions will require that we integrate into our existing operations separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. Acquisitions may require integration of finance and administrative organizations and involve exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated.

In fourth quarter of 2021, we announced the acquisition of Vive Active, an Australian fitness company that offers reformer and mat Pilates workouts through in-studio, at-home streaming and on-demand classes. We completed this acquisition in fourth quarter of 2021.

We may not be able to successfully integrate Vive or any other business we acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Our inability to effectively complete the integration of new businesses on schedule and in an orderly manner could increase costs and lower profits. Risks involved with the successful integration of an acquired business include, but are not limited to:

•diverting the attention of our management and that of the acquired business;

•merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;

•merging computer, technology and other information networks and systems, including enterprise resource planning systems;

•assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

•incurring or guaranteeing additional indebtedness;

•disrupting relationships with or losses of key clients and suppliers of our business or the acquired business;

•interfering with, or loss of momentum in, our ongoing business or that of the acquired company;

•failure to retain our key personnel or that of the acquired company; and

•delays or cost-overruns in the integration process.

Our inability to manage our growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our business, results of operations and financial condition.

Recent or future changes to U.S., UK, Australian and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our results of operations and financial condition. In addition, significant judgment is required in evaluating our tax positions and determining our (benefit) provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

If U.S., UK, Australian or other foreign tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and operating results may be adversely affected.

We are subject to obligations to collect and remit sales tax and other taxes, and we may be subject to additional obligations in other jurisdictions or to tax liability for past sales, which could adversely harm our business.

State and local jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our trainings in various jurisdictions is unclear. While we do not believe we are currently required to collect and remit sales or similar taxes on our equipment in any jurisdiction in which we are not already collecting such tax, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting sales, use, value added or other taxes on our equipment in those jurisdictions where we do not do so or have not historically done so, or that we have not collected the correct amount with respect to past taxes, could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our services or otherwise harm our business, results of operations and financial condition.

Our business is subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man made problems such as terrorism.

Our headquarters is in Austin, Texas, and we have two additional global offices in Paddington, Australia and London, England. Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory for us, including equipment and World Pack offerings, that house our servers, or from which we generate content. These disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, results of operations and financial condition.

Our business faces various risks related to health epidemics, pandemics and similar outbreaks, which may materially and adversely affect our business, financial position, results of operations and cash flows.

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks impacting the markets and communities in which we and our customers, suppliers and franchisees operate. Despite our efforts to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity, and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors.

These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue related reserves, fair value measurements including common stock valuations, useful lives of property plant and equipment, product warranty, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Item 1B. Unresolved Staff Comments

None

.
Item 2. Properties

We are currently headquartered in Austin, Texas. We occupy a temporary office space while the we complete construction of an approximately 44,000 square foot new global headquarters. Our lease in Austin, Texas expires in June 2029. We have one option to extend the lease for five additional years. In addition to the office in Austin, Texas, the Company has offices in Paddington, Australia and London, England. As of December 31, 2021, its franchisees operated 1,749 total studios, with the real estate of each studio being either leased or owned by the respective franchisee. We believe that these facilities are sufficient to meet the Company’s current needs.

Item 3. Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 13 – Commitments and Contingencies - Litigation.”

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market information
Our common stock is traded on the NYSE under the symbol FXLV.

Holders
As of March 22, 2022, there were 27 shareholders of record.

Recent sales of unregistered securities
None

Issuer purchases of equity securities
On October 6, 2020, we entered into stock repurchase agreements (“Repurchase Agreements”) with 2M Properties Pty Ltd and Robert Deutsch, in which we purchased a total of 31,900,000 shares of common stock for $174.7 million. In addition, we paid a $2.5 million bonus to Mr. Deutsch. As a result of the Repurchase Agreements, these two parties no longer own any of our common stock.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from July 15, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2021, relative to performance of the S&P 500 Index and Russell 2000, and our peer companies, Beachbody Company, Inc. (“BODY”) and Nautilus, Inc. (“NLS”). The graph and table shown below assume that $100 was invested on July 15, 2021 and that all dividends were reinvested. Moreover, the performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	July 15, 2021	December 31, 2021
F45 Training Holdings, Inc. (FXLV)	$100.00	$67.22
Beachbody Company Inc. (BODY)	100.00	28.94
Nautilus, Inc. (NLS)	100.00	42.36
S&P 500 Index	100.00	109.32
Russell 2000 Index	100.00	102.51

Item 6. [Reserved]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained in Part IV, Item 15 of this report. Certain statements in this report, including statements regarding our business strategies, operations, financial condition, and prospects are forward-looking statements. Use of the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions that contemplate future events may identify forward-looking statements.

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part I, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

We are F45 Training, the fastest growing fitness franchisor in the world according to Entrepreneur in 2021, focused on creating a leading global fitness training and lifestyle brand. We primarily offer consumers functional 45-minute workouts that are effective, fun, and community-driven. Our workouts combine elements of high-intensity interval, circuit, and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts through our digitally-connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. Our platform enables the rapid scalability of our model and helps to promote the success of our franchisees. We offer our members a continuously evolving fitness program in which virtually no two workouts are ever the same. Our vast and growing library of functional training content allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results, while helping our members achieve their fitness goals.

Impact of the COVID-19 pandemic

The COVID-19 pandemic has had and may continue to have a significant impact on the gym and fitness industry generally, as well as our business, financial condition and results of operations. Following the outbreak of the pandemic and at its initial peak, nearly all of our studios temporarily closed pursuant to local, state and federal mandates and guidelines.

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

As of December 31, 2021, we had approximately 1,580 Open Studios, which represents approximately 90% of our Total Studios. The remaining 10% of our Total Studios are generally located in regions that continue to face restrictions, which we expect to be relaxed over time.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States (which for segment reporting purposes includes our operations in the United States and South America), Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the years ended December 31, 2021 and 2020. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis.

Our Franchise Model

We operate a nearly 100% franchise model. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to the COVID-19 pandemic. Despite challenges posed by the COVID-19 pandemic, we grew our footprint and experienced minimal permanent closures during 2020, which we believe underscores the resilience of our business model. Between the years ended December 31, 2021 and 2020, our Total Franchises Sold increased by 47% and our Total Studios increased by 22%. For the year ended December 31, 2021, as compared with the same period in 2020, our revenue increased by 63% as our network recovers from the COVID-19 pandemic.

Notwithstanding the ongoing challenges presented by the COVID-19 pandemic, we believe we are well positioned to continue to successfully manage through the pandemic and drive growth in the future.

Our opportunities to drive the long-term growth of our business include:

•expanding our studio footprint throughout the United States, Australia, and the Rest of World (“ROW”);
•growing same store sales and transitioning to a franchise fee based on the greater of a fixed monthly franchise fee or percentage of gross monthly studio revenue model;
•expanding into new channels;
•developing new modalities and workout programs to access new target demographics; and
•driving increased member spend through ancillary product offerings.

Key Non-GAAP Financial and Operating Metrics

In addition to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees, and monitor our business.

Our financial condition and results of operations have been, and will continue to be, affected by a number of important factors, including new Franchises Sold, new studio openings and number of visits. Many of these factors have been, and will continue to be, impacted by the COVID-19 pandemic.

The following table sets forth our key performance indicators for the years ended December 31, 2021 and 2020 (in thousands except, net loss per share):

	Year ended December 30,
	2021	2020
Net loss	$(182,715)	$(25,289)
Net loss per share	$(3.04)	$(0.50)
System-wide Sales	$410,327	$302,426
System-wide Visits	26,789	20,443
Same store sales growth	12.1%	(31.2)%
New Franchises Sold, net	1,057	352
Total Franchises Sold, end of period	3,301	2,244
Initial Studio Openings, net	312	297
Total Studios, end of period	1,749	1,437
EBITDA	(124,725)	(10,180)
Adjusted EBITDA	$52,001	25,473
Adjusted EBITDA margin	38.8%	30.9%

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

Our System-wide Sales have quickly recovered. For the year ended December 31, 2021, our System-wide Sales were approximately $410.3 million, which compares favorably to approximately $302.4 million for the year ended December 31, 2020, as presented in the table below:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	$166,975	$85,185
Australia	176,409	164,574

ROW	66,943	52,667
Total	$410,327	$302,426

System-wide Sales year-over-year growth of 96% in our US segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. System-wide Sales year-over-year growth of 7% and 27% for our Australian and ROW segments, respectively, grew at a lower rate than our US segment, driven by fewer new studio openings during the period and a greater percentage of studios in these segments being impacted by COVID-19 restrictions and temporary closures.

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

Our System-wide Visits have quickly recovered. For the year ended December 31, 2021, our System-wide Visits were approximately 26.8 million, which compares favorably to approximately 20.4 million for the year ended December 31, 2020, as presented in the table below:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	10,777	5,308
Australia	11,680	11,679
ROW	4,332	3,456
Total	26,789	20,443

System-wide Visits year-over-year growth of 103% in our US segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. System-wide Visits year-over-year growth of 0% and 25% for our Australian and ROW segments, respectively, grew at a lower rate than our US segment, driven by fewer new studio openings during the period and a greater percentage of studios in these segments being impacted by COVID-19 restrictions and temporary closures.

New Franchises Sold

New Franchises Sold refers to the number of franchises sold during any specific period. We classify Total Franchises Sold, as of any specified date, as the total number of signed franchise agreements in place as of such date that have not been terminated. Each new franchise is included in the number of franchises sold from the date in which we enter into a signed franchise agreement related to each such new franchise. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with open studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement.

Our long-term growth will depend in part on our continued ability to sell new franchises. We are still in the early stages of growth and expansion, particularly in the United States and ROW, and we believe we can significantly grow our franchisee base. If we cannot sell new franchises as quickly as we would like in these geographies, our operating results may be adversely affected.

	Year ended December 31, 2021				Year ended December 31, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	931	679	634	2,244	814	643	435	1,892
New Franchises Sold, net(a)	779	124	154	1,057	117	36	199	352
Total Franchises Sold, end of period	1,710	803	788	3,301	931	679	634	2,244

(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

During the year ended December 31, 2021, we sold a net average of 88 new franchises per month. This compares favorably to the 29 net average new Franchises Sold during the year ended December 31, 2020. This increase is supported by recent multi-unit franchise deals.

Initial Studio Openings and Total Studios

Initial Studio Openings refers to the number of studios that were determined to be first opened during such period. Prior to October 1, 2021, we classified an Initial Studio Opening to occur in the first month in which the studio first generates monthly revenue of at least $4,500. Starting on October 1, 2021, we classify an Initial Studio Opening to occur in the month in which we record the initial studio opening in our internal systems. Any studios that did not have an Initial Studio Opening under the prior definition are included as of October 1, 2021. We classify Total Studios, as of any specified date, as the total cumulative Initial Studio Openings as of that date less cumulative permanent studio closures as of that date. Neither Initial Studio Openings nor Total Studios are adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or otherwise.

Our long-term growth will depend in part on our continued ability to open new studios. We believe that we will experience continued expansion of new studio openings in the United States and ROW. However, if delays or difficulties are encountered and new studio openings do not occur as quickly as we would like, our operating results may be adversely affected.

	Year ended December 31, 2021				Year ended December 31, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	486	616	335	1,437	320	581	239	1,140
Initial Studio Openings, net(a)	168	37	107	312	166	35	96	297
Total Studios, end of period	654	653	442	1,749	486	616	335	1,437

(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

During the year ended December 31, 2021, we had net initial studio openings of 26 new franchises per month during the year ended December 31, 2021 compared to the net initial studio openings of 25 franchises per month during the year ended December 31, 2020. The slight increase in net initial studio openings was driven by gross studio openings in the US, Australia and ROW as the Company recovers from the effects of the COVID-19 pandemic.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We use a variety of non-GAAP information, including EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, and same store sales.

EBITDA is defined as net income or loss before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation and amortization and adjusted to exclude the impact of sales tax liability, transaction expenses, loss on derivative liabilities, certain legal costs and settlements, stock-based compensation expense, COVID concessions, relocation costs, charitable donations, and certain other items identified as affecting comparability, when applicable. Adjusted EBITDA margin means Adjusted EBITDA divided by total revenue.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have been included in this filing because they are important metrics used by management as one of the means by which it assesses our financial performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing our company and its results of operations.

	Year Ended December 31,
	2021	2020
Other Data:	(in thousands)
EBITDA	$(124,725)	$(10,180)
Adjusted EBITDA	$52,001	$25,473
Adjusted EBITDA margin (1)	38.8%	30.9%
Same Store Sales growth (2)	12.1%	(31.2)%

(1)Management believes that EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are useful to investors as they eliminate certain items identified as affecting the period-over-period comparability of our operating results. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin eliminate, among other items, non-cash depreciation and amortization expense that results from our capital investments and intangible assets, as well as income taxes, which may not be comparable with other companies based on our tax structure.

Other companies may define Adjusted EBITDA and Adjusted EBITDA margin differently, and as a result, our measures of Adjusted EBITDA and Adjusted EBITDA margin may not be directly comparable to those of other companies. Although we use EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin as financial measures to assess the performance of our business, such use is limited because these measures do not include certain material costs necessary to operate our business. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Some of these limitations are:
•they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirement for such replacements or improvements; and
•they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020

Net loss	$(182,715)	$(25,289)
Interest expense, net	59,353	9,399
(Benefit) provision for income taxes	(7,057)	3,062
Depreciation and amortization	3,149	1,090
Amortization of deferred costs	2,545	1,558
EBITDA	$(124,725)	$(10,180)
Sales tax reserve (a)	935	515
Transaction fees (b)	10,790	15,688
Loss on derivative liabilities (c)	48,603	8,818
Certain legal costs and settlements (d)	7,949	4,741
Stock-based compensation (e)	88,665	—
Recruitment (f)	131	119
COVID concessions (g)	8,282	5,365
Relocation (h)	3,930	78
Development costs (i)	5,395	—
Charitable donation (j)	2,046	—
Inventory write-off (k)	—	329
Adjusted EBITDA	$52,001	$25,473

(a) Represents the impact of one-time sales tax liability arising from a timing change in the ability to enforce certain contractual terms in arrangements with franchisees.
(b) Represents transaction costs incurred as a part of a reorganization, acquisition-related costs in a business combination, and the issuance of preferred and common shares, including legal, tax, accounting and other professional services.
(c) Represents loss on derivative liabilities associated with the convertible note.
(d) Represents certain one-time legal costs, primarily related to litigation activities and legal settlements.
(e) Represents stock-based compensation of our employees, non-employees and directors associated with our initial public offering.
(f) Represents one-time recruitment expense of executive leadership and essential public-company roles.
(g) Represents concessions made to studios impacted by COVID, including one time COVID-19 related write-offs.
(h) Represents costs incurred as a part of the relocation of our corporate headquarters.
(i) Represents one-time non-recurring costs incurred with launch of new brands.
(j) Represents one-time charitable donation intended to be made in the amount of total PPP loan forgiveness pursuant to the use of proceeds discussed in our IPO prospectus.
(k) Represents inventory written off.

(1)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of December 31, 2021 and 2020, there were 1,234 and 940 studios, respectively in our comparable base of franchise studios.

Same Store Sales
We view Same Store Sales as a helpful measure to assess performance of our franchise studios.

Several factors impact our Same Store Sales in any given period, including the following:
•the number of studios that have been in operation for more than 16 months;
•the mix of recurring membership and workout pack revenue per studio;
•growth in total memberships and workout pack visits per studio;
•consumer recognition of our brand and our ability to respond to changing consumer preferences;
•our and our franchisees’ ability to operate studios effectively and efficiently to meet consumer expectations;
•marketing and promotional efforts;
•local competition;
•trade area dynamics;
•opening of new studios in the vicinity of existing locations; and
•overall economic trends, particularly those related to consumer spending.

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

Components of Our Results of Operations

Revenue

We generate revenue from the following sources:
•Franchise Revenue: Consists primarily of upfront establishment fees, monthly franchise fees, and other franchise-related fees, including fees related to marketing and other recurring fixed fees paid by franchisees on a monthly basis for various services we provide, such as the use of intranet, email and the studio’s website. Franchise agreements generally consist of an obligation to grant exclusive rights over a defined territory and may include options to renew the agreement, generally for two additional five year terms, as well as the license for certain trademarks and systems to operate that studio.

Monthly franchise fees generally become payable six to nine months after we and a franchisee execute a franchise agreement, irrespective of whether the franchise has opened their studio. Monthly franchise fees are generally structured as the greater of i) fixed payments of $1,000-$3,000 per month per studio or ii) 7% of monthly gross sales per studio.
•Equipment and Merchandise Revenue: Consist of fees paid to us in exchange for (i) World Packs for new F45 Training studios, which are comprehensive opening packs containing the standardized set of F45-branded fitness equipment and related technology required to operate an F45 Training studio and (ii) subsequent additional and/or replacement equipment and merchandise sales to franchisees including technology, apparel and other fitness-related products. Typically, a portion of the World Pack fee is required to be paid upon the execution of a franchise agreement, with the balance due upon the earlier of: (i) the date the franchisee orders the World Pack; or (ii) eight months from the effective date of the franchise agreement. The franchise agreement mandates all franchisees to order and update new equipment on an annual basis.
Expenses

We primarily incur the following expenses directly related to our cost of revenues:
•Cost of Franchise Revenue: Consists of direct costs associated with franchise sales, lead generation and the provision of marketing services to our franchisees. Our cost of franchise revenue changes primarily based on the number of Total Franchises Sold and Total Studios.

•Cost of Equipment and Merchandise Revenue: Primarily includes the direct costs associated with World Pack equipment as well as additional and replacement equipment and merchandise sales to new and existing franchisees. World Pack costs consist of the cost of the components included in opening packs sold to franchisees, including: (i) gym equipment; (ii) our tech pack (e.g., TVs, F45TV adapters / dongles, heart monitors); and (iii) uniforms and merchandise. Our cost of equipment and merchandise changes primarily based on the World Pack equipment sales, which is driven by the number of Franchises Sold. Cost of equipment revenue is reduced by consideration (i.e. rebates) payable by the equipment supplier, in which the amount is recognized in the consolidated statements of operations generally upon delivery of the equipment.

•Selling, General, and Administrative Expenses: Primarily consists of costs associated with wages and salaries, stock-based compensation expense, depreciation and amortization expenses, and ongoing administrative and franchisee support functions related to our existing franchisees. Wages and salaries and costs related to ongoing administrative and franchisee support functions are primarily associated with brand marketing, fitness programming development and testing, technology costs related to development and maintenance of our technology-enabled centralized delivery platform, marketing and promotional activities for the F45 Training brand, and professional expenses.

•Other Income, Net: Our other income, net primarily relates to realized and unrealized gains and losses on foreign currency transactions.

(Benefit) Provision for Income Taxes

Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily due to the effect of certain nondeductible expenses, permanent differences, foreign jurisdiction earnings taxed at different rates, reserves for uncertain tax positions, and a valuation allowance against certain domestic deferred tax assets that are not more likely than not to be realized.

Recent Transactions

On October 29, 2021, Company entered into a share purchase agreement to acquire 100% of the outstanding stock of Vive Active. Vive Active, located in Australia, provides Pilates classes through its online platform and its studios. The consideration exchanged for the acquisition amounts to $7.5 million (50% cash up front and 50% deferred cash paid no later than 6 months after completion and which is not subject to any other conditions). The stock acquisition was a strategic transaction to leverage Vive’s intellectual property, content, and expertise to supplement the Company’s brands, to expand the Company’s corporate footprint across Australia and key global markets, and to leverage Vive management team’s experience in developing corporate-owned studios,

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended December 31,
	(dollars in thousands)
	2021	2020

Revenues:
Franchise (Related party: $5,221 and $340 for the years ended December 31, 2021 and 2020, respectively)	$73,707	$52,555
Equipment and merchandise (Related party: $16,289 and $116 for the years ended December 31, 2021 and 2020, respectively)	60,315	29,758
Total revenues	134,022	82,313
Costs and operating expenses:
Cost of franchise revenue	5,435	7,937
Cost of equipment and merchandise (Related party: $16,006 and $4,067 for the years ended December 31, 2021 and 2020, respectively)	28,458	21,713
Selling, general, and administrative expenses	182,667	57,827
Total costs and operating expenses	216,560	87,477
Loss from operations	(82,538)	(5,164)
Loss on derivative liabilities	48,603	8,818
Interest expense, net	59,353	9,399
Other income, net	(722)	(1,154)
Loss before income taxes	(189,772)	(22,227)
(Benefit) provision for income taxes	(7,057)	3,062
Net loss	$(182,715)	$(25,289)

Comparison of the years ended December 31, 2021 and 2020

Revenue

Franchise revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$44,627	$30,962	$13,665	44%
Australia	12,878	10,577	2,301	22%
ROW	16,202	11,016	5,186	47%
Total franchise revenue	$73,707	$52,555	$21,152	40%

	Year Ended December 31, 2021				Year Ended December 31, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	931	679	634	2,244	814	643	435	1,892
New Franchises Sold, net	779	124	154	1,057	117	36	199	352
Total Franchises Sold, end of period	1,710	803	788	3,301	931	679	634	2,244

	Year Ended December 31, 2021				Year Ended December 31, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	486	616	335	1,437	320	581	239	1,140
Initial Studio Openings, net	168	37	107	312	166	35	96	297
Total Studios, end of period	654	653	442	1,749	486	616	335	1,437

The $13.7 million, or 44%, increase in franchise revenue in the United States for the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to the increase in the number of franchise sales as well as an increase in studio openings in the United States driven by the release of temporary studio closures initially imposed during 2020 as a result of the COVID-19 pandemic. The amount of total Franchises Sold in the United States increased by 779, or 84%, from 931 Franchises Sold as of December 31, 2020 to 1,710 Franchises Sold as of December 31, 2021. In addition, the number of studios in the United States increased by 168, or 35%, from 486 studios as of December 31, 2020 to 654 studios as of December 31, 2021.

The $2.3 million, or 22%, increase in franchise revenue in Australia for the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to the increase in the number of franchise sales as well as increase in studio openings in Australia. The total amount of Franchises Sold in Australia increased by 124, or 18%, from 679 Franchises Sold as of December 31, 2020 to 803 Franchises Sold as of December 31, 2021. In addition, the number of studios in Australia increased by 37, or 6%, from 616 studios as of December 31, 2020 to 653 studios as of December 31, 2021.

The $5.2 million, or 47%, increase in franchise revenue in ROW for the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to the increase in the number of franchise sales as well as increase in studio openings in ROW. The total number of Franchises Sold in ROW increased by 154, or 24%, from 634 Franchises Sold as of December 31, 2020 to 788 Franchises

Sold as of December 31, 2021. In addition, the number of studios in ROW increased by 107, or 32%, from 335 studios as of December 31, 2020 to 442 studios as of December 31, 2021.

Equipment and merchandise revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$43,539	$14,086	$29,453	209%
Australia	6,678	6,307	371	6%
ROW	10,098	9,365	733	8%
Total equipment and merchandise revenue	$60,315	$29,758	$30,557	103%

The $29.5 million, or 209%, increase in equipment and merchandise revenue in the United States for the year ended December 31, 2021 as compared to the same period in 2020 was attributable to the increase in equipment and merchandise deliveries that was driven by the contractual obligations of franchisees under the limited-time promotional offer and multi-unit franchise groups. The total deliveries of equipment and merchandise increased by 214, or 186%, from 115 studios during the year ended December 31, 2020, to 329 studios during the year ended December 31, 2021.

The $0.4 million, or 6%, increase in equipment and merchandise revenue in Australia for the year ended December 31, 2021 as compared to the same period in 2020 in Australia was largely attributable to the increase in equipment deliveries, including the launch of FS8 and its associated equipment deliveries for the FS8 studios. The total deliveries of equipment increased by 19 or 76%, from 25 studios during the year ended December 31, 2020, to 44 studios during the year ended December 31, 2021.

The $0.7 million, or 8%, increase in equipment and merchandise revenue for the year ended December 31, 2021 as compared to the same period in 2020 in ROW was attributable to the increase in equipment and merchandise deliveries, the majority of which were related to the contractual obligations of franchisees under the limited-time promotional offer. The total deliveries of equipment and merchandise increased by 6 or 6%, from 99 studios during the year ended December 31, 2020, to 105 studios during the year ended December 31, 2021.

Cost of revenue

Cost of franchise revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Franchise
USA	$4,416	$6,996	$(2,580)	(37)%
Australia	552	760	(208)	(27)%
ROW	467	181	286	158%
Total cost of franchise revenue	$5,435	$7,937	$(2,502)	(32)%
Percentage of franchise revenue	7%	15%

The $2.6 million, or 37%, decrease in cost of franchise revenue in the United States for the year ended December 31, 2021 as compared to the same period in 2020, was primarily attributable to the decrease in marketing expenses due to the COVID-19 pandemic and reflective of the reduction in marketing revenue on hold during the COVID-19 pandemic.

The $0.2 million, or 27%, decrease in cost of franchise revenue in Australia during the year ended December 31, 2021 as compared to the same period in 2020 was attributable to a decrease in expenses related to the membership marketing programs due in large part to temporary studio closures as a result of the COVID-19 pandemic.

The $0.3 million, or 158%, increase in cost of franchise revenue in ROW during the year ended December 31, 2021 as compared to the same period in 2020 was attributable to the increase in marketing expense from additional 154 of Franchises Sold in 2021.

Cost of equipment and merchandise revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$17,689	$10,053	$7,636	76%
Australia	4,825	6,158	(1,333)	(22)%
ROW	5,944	5,502	442	8%
Total equipment and merchandise cost of revenue	$28,458	$21,713	$6,745	31%
Percentage of equipment and merchandise revenue	47%	73%

The $7.6 million, or 76%, increase in cost of equipment and merchandise revenue in the United States for the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to the increase in equipment and merchandise deliveries as a result of 168 new studio openings in the United States, offset by $4.3 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended December 31, 2021.
The $1.3 million, or 22%, decrease in cost of equipment and merchandise revenue in Australia for the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to a decrease in merchandise deliveries in Australia and $0.3 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended December 31, 2021.

The $0.4 million, or 8%, increase in in cost of equipment and merchandise revenue in ROW for the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to an increase in equipment deliveries, which is a result from the increase in new studio openings in ROW, offset by $1.4 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended December 31, 2021.

Selling, general, and administrative expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling, general, and administrative expenses	$182,667	$57,827	$124,840	216%
Percentage of revenue	136%	70%

The $124.8 million, or 216%, increase in selling, general, and administrative expenses during the year ended December 31, 2021 as compared to the same period in 2020 was primarily attributable to a $48.3 million increase in stock-based compensation expense primarily from the vesting of certain RSUs upon consummation of the IPO, a $37.9 million increase in stock-based compensation for certain employees and directors as the Company’s incentive plan became effective at the IPO date, a $11.5 million increase in marketing expenses due to ongoing brand awareness campaigns with worldwide celebrities, a $8.2 million increase of payroll related to the increase in headcount from 111 to 160 due to the continuing expansion of the business, a $5.3 million increase in business travel expenses related to site visits for the Company’s continued brand expansion, a $3.6 million increase in other expenses related to the day-to-day operations of our business, a $2.1 million increase in rent expense primarily related to the lease of our new corporate headquarters, a $2.1 million increase in charitable contributions mostly related to the forgiveness of the PPP Loan, , a $2.1 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible, and a $2.0 million increase in bad debt expense from terminated studios affected by the on-going effects of the COVID-19 pandemic, primarily offset by a $4.4 million decrease in professional services primarily related to legal, accounting, and tax firms.

Loss on derivative liabilities

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Loss on derivative liabilities	$48,603	$8,818	$39,785	451%

On October 6, 2020, we entered into a subordinated convertible debt agreement, or the
Convertible Notes, whereby we issued $100 million of Convertible Notes to certain holders maturing on
September 30, 2025. The Convertible Notes contain embedded derivatives that required bifurcation and recognition as liabilities in the consolidated balance sheets. The liabilities for these embedded derivatives were measured at fair value as of October 6, 2020, and the subsequent change in the estimated fair value was recorded as a loss during the year ended December 31, 2020.

The $39.8 million increase in the loss on derivative liabilities is attributable to the change in the derivative liabilities’ fair value resulting from the Company’s growing equity value and increasing probability of the IPO event from when the Company entered into the subordinated convertible debt agreement in October 2020 to the consummation of the IPO on July 15, 2021. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Interest expense, net

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest expense, net	$59,353	$9,399	$49,954	531%

The $50.0 million, or 531%, increase in interest expense, net for the year ended December 31, 2021 compared to the same period in 2020 was primarily attributable to the write off of debt discounts and penalties of $41.5 million as a result of the early repayments of indebtedness in connection with the IPO and incremental $8.5 million of interest expense incurred under the Company’s debt obligations.

Other income, net

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income, net	$722	$1,154	$(432)	(37)%

The $0.4 million, or 37%, decrease in other income, net represents realized and unrealized gains and losses on foreign currency transactions for the year ended December 31, 2021, respectively. This decrease during the year ended December 31, 2021, was primarily due to the volatility of foreign exchange rates during the year ended December 31, 2021 under the COVID-19 pandemic.

(Benefit) provision for income taxes

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
(Benefit) provision for income taxes	$(7,057)	$3,062	$(10,119)	(330)%

The $10.1 million, or 330%, increase in (benefit) provision for income taxes was primarily due to the $48.3 million of accrued marketing expenses related to the promotional agreements, which decreased the pre-tax income for the year ended December 31, 2021. The promotional costs allocated to the United States and Australia segments for the year ended December 31, 2021 were $29.0 million and $19.3 million, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we held $42.0 million of cash and cash equivalents, of which $10.4 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of December 31, 2021, our intent was to permanently reinvest these funds outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $25.1 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications. Our primary cash needs are for the funding of day-to-day operations and financing capital investments and to address our working capital needs.

We believe that our operating cash flows and cash on hand will be adequate to meet our operating, investing, and financing needs for the next 12 months. If necessary, we may borrow funds from our $90 million five-year senior secured revolving facility (“Facility”) to finance our liquidity requirements, subject to customary borrowing conditions. There was no outstanding balance of the Facility as of December 31, 2021. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing, and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in our Annual Report on Form 10-K under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint.

Cash flow

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Net cash used in operating activities	$(37,728)	$(19,822)
Net cash used in investing activities	(35,371)	(1,537)
Net cash provided by financing activities	85,378	42,552
Effect of exchange rate changes on cash and cash equivalents	758	(493)
Net increase in cash and cash equivalents	$13,037	$20,700

Net cash used in operating activities

In all periods presented, our largest source of cash inflow stemmed from our collections of establishment and World Pack fees from our franchisees. The most significant cash outflow is our equipment/merchandise costs and employee costs. We have seen a decrease in operating cash flows due to the pandemic and studio shutdowns during COVID-19.

Net cash used in operating activities of $37.7 million for the year ended December 31, 2021 was primarily due to net loss of $182.7 million and a net decrease in cash related to changes in operating assets and liabilities of $46.7 million, offset by non-cash adjustments of $191.7 million. Changes in cash flow related to operating assets and liabilities primarily consisted of $25.5 million increase in accounts receivable, $16.7 million increase in other long-term assets (contract assets), $9.9 million increase in prepaid expenses, and $8.2 million increase in inventories, $3.6 million increase in deferred costs, $0.8 million decrease in deferred revenue, primarily offset by $13.5 million increase in accounts payable and accrued expenses, $6.0 million increase in income taxes payable, and $4.6 million increase in other long-term liabilities. The increase in our accounts receivable was primarily driven by the increase in sales volume as our network began recovering from the COVID-19 pandemic and equipment sales and related rebates receivable in 2022. The corresponding increase in other long-term assets (contract assets) and decrease in deferred revenue were a result of a reduction in our invoicing and billing to franchisees whose studios were impacted by the pandemic during the year ended December 31, 2021. The increase in prepaid expenses is primarily due to the $4.0 million of prepayment for marketing services under the promotional agreement and $2.9 million of prepayment on an insurance premium during the year ended December 31, 2021. We have increased our inventory in response to the increase in franchisee signings and in anticipation of the supply chain issue arising from the COVID-19 pandemic. The increase in our deferred costs was driven by our success in continuing to sign new franchisees during the period. The increase in accounts payable and accrued expenses is primarily driven by the increase in inventory purchases and recognition of $4.2 million of liability-based stock awards in connection with the IPO that is payable less than a year. The decrease in income tax payable was primarily driven by the foreign rate differential impact of the updated transfer pricing policy, resulting in an additional $36.0 million of income being credited to the Australia segment taxed at a 30% statutory rate during the year ended December 31, 2021. The increase in other long-term liabilities is primarily due to the $4.7 million of deferred rent associated with the lease on our new corporate headquarters. Non-cash adjustments primarily consisted of stock-based compensation of $88.2 million, loss on derivative liabilities of $48.6 million, accretion and write off of debt discount of $31.6 million, in which $28.4 million relates to early repayments of indebtedness in connection with the IPO, and prepayment penalty included in interest of $13.0 million.

Net cash used in operating activities of $19.8 million for the year ended December 31, 2020 was primarily due to net loss of $25.3 million and a net decrease in cash related to changes in operating assets and liabilities of $24.0 million, offset by non-cash adjustments of $29.5 million. The $24.0 million decrease in net operating assets and liabilities experienced during 2020 was primarily due to a $4.8 million increase in our accounts receivable and due from related parties due to slower collections experienced during the COVID-19 pandemic, a $3.8 million increase in our deferred costs, a $2.3 million increase in other long-term assets (contract assets) along with a $13.0 million decrease in deferred revenue. The increase in our deferred costs was driven by our success in continuing to sign new franchisees during the period and the corresponding increase in other long-term assets (contract assets) and decrease in deferred revenue were a result of a reduction in our invoicing and billing to franchisees whose studios were impacted by the COVID-19 pandemic during the year ended December 31, 2020. Non-cash adjustments were largely related to the recognition of losses on derivative liabilities related to the Subordinated Convertible Debt, paid-in-kind interest, the write-off of deferred offering costs, and bad debt expense.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2021, consisted of asset purchases of Flywheel CRM software and Flywheel brand names of $25.0 million, acquisition of Vive of $3.7 million, net purchases of property and equipment of $3.5 million primarily related to leasehold improvements made to the new headquarter office in Austin, Texas, and purchases of intangible assets of $3.2 million primarily related to the implementation of the new ERP system and patent and trademark registrations.

Net cash used in investing activities for the year ended December 31, 2020, primarily consisted of developments of internal-use software of $1.1 million and net purchases of property and equipment of $0.5 million related to leasehold improvements.

Net cash provided by financing activities

Net cash provided by financing activities of $85.4 million for the year ended December 31, 2021 primarily consisted of proceeds from issuance of common stock of $277.8 million, net of offering costs, during the IPO, offset by repayments of debt facilities of $188.6 million in connection with the IPO, $2.6 million of repayment on the Term Facility prior to the settlement upon the consummation of the IPO, and $1.0 million of payments on debt issuance costs in connection with the modification of the Revolving Facility.

Net cash provided by financing activities of $42.6 million for the year ended December 31, 2020 primarily consisted of borrowings of $235.2 million under the debt facilities, offset by $174.7 million of cash used to repurchase common stock, $8.6 million of repayments on debt facilities, $5.2 million payment on debt issuance costs, and $4.2 million payment on offering costs.

Contractual obligations and commitments

Contractual obligations and commitments as of December 31, 2021 consisted of $23.7 million in operating leases, all of which is due within the next four years and thereafter. Subsequent to December 31, 2021, we drew down $32 million on the Facility to purchase equipment and merchandise to be sold to franchisees. Please see Note 8—Debt and Note 13—Commitments and contingencies to the consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2021, our off-balance sheet arrangements consisted of operating leases for office space. See Note 13—Commitments and Contingencies to the consolidated financial statements included elsewhere in this filing for more information regarding these operating leases.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that materially affect our consolidated financial statements including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition

Our contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access our intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a material right related to discounted renewals of the franchise agreements, and equipment and merchandise.

Franchise revenue

Our primary performance obligation under the franchise agreement is granting certain exclusive rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a defined territory. This performance obligation is a right to access our intellectual property, which is satisfied ratably over the term of the franchise agreement. Renewal fees are generally recognized over the renewal term for the respective agreement from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

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

Franchise revenue consists primarily of upfront establishment fees, monthly franchise fees, and other franchise-related fees. The upfront establishment fee is payable by the franchisee upon signing a new franchise agreement and monthly franchise and related fees are payable throughout the term of the franchise license. Historically, franchisees have paid a fixed monthly franchise fee. For new franchisees, the franchise fee is based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue.

Discounted franchise agreement renewal fees

Our franchise agreements may include discounted renewal options allowing franchisees to renew at no cost or at a reduction of the initial upfront establishment fee. The resulting discount in fees at renewal provides a material right to franchisees. Our obligation to provide future discounted renewals to franchisees are accounted for as separate performance obligations. The value of these material rights related to the future discount was determined by reference to the estimated franchise agreement term, which has been estimated to be 10 years, and related estimated transaction price. The estimated transaction price allocated to the franchise agreements, including the upfront establishment fee, is recognized as revenue over the estimated contract term of 10 years, which gives recognition to the renewal option containing a material right. At the end of the initial contract term, any unrecognized transaction price would be recognized during the renewal term, if exercised, or when the renewal option expires, if unexercised.

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

Allocation of transaction price

Our contracts include multiple performance obligations—typically the franchise license, equipment and material rights for discounted renewal fees. Judgment is required to determine the standalone selling price for these performance obligations. We do not sell the franchise license or World Pack equipment on a stand-alone basis (our contracts with customers almost always include both performance obligations), as such the standalone selling price of the performance obligations are not directly observable on a stand-alone basis. Accordingly, we estimate the standalone selling prices using available information including the prices charged for each performance obligation within its contracts with customers in the relevant geographies and market conditions. Individual standalone selling prices are estimated for each geographic location, primarily the United States, Australia, and ROW, due to the unique market conditions of those performance obligations in each region.

Change in estimate

During the height of the COVID-19 pandemic in 2020, we entered into franchise agreements that included a discount on upfront establishment fees and modified other contract terms as part of a limited-time promotional offer made exclusively to existing franchises (“limited-time promotional deals”). We deemed that the limited-time promotional deals did not meet the criteria of a contract at the inception of the agreement under ASC 606-10-25-1 due to our inability to determine that collectability under the agreements was probable, and as such, did not begin immediately recognizing revenue upon the inception of these franchise agreements. During the second quarter of 2021,we assessed the limited-time promotional deals and determined the criteria of a contract under ASC 606-10-25-1 had been met and, as a result, recorded a cumulative catch-up in revenue of $2.2 million. We noted the assessment of collectability was primarily driven by a review of post-COVID payment and collection history for franchisees who owned multiple studios within the Company's network, system-wide sales per region, and increases in post re-opening weekly visit volume and store-level gross sales volumes compared to specified periods in which the contracts were initially signed.

Our United States subsidiary, F45 Training, Inc., operates in various states within the United States which require us to defer collection of certain fees (“the Deferred States”), including the initial establishment fees, until certain criteria are met as specified by state and local requirements. In Deferred States, we concluded that the deferred establishment fees represent variable consideration as receipt was subject to uncertainty due to a lack of experience with contracts requiring deferral of establishment fees and uncertainty on the length of timing between inception of an agreement and the opening of a studio. As a result, establishment fees were excluded from the transaction price upon signing of the franchise agreements with franchises located in Deferred States. We re-evaluate the transaction price on our Deferred States franchise agreements if there is a significant change in facts and circumstances at the end of each reporting period. During the second quarter of 2021, we increased the transaction price of the Deferred States contracts by $1.7 million because of an enhanced history of franchise agreements and collections history on Deferred States franchise agreements, as well as a review of post-COVID payment and collection history for similar franchisees, resulting in the recognition of an additional $1.3 million in revenue during the year ended December 31, 2021.

Business combination

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Valuation methods include, but not limited to, multi-period excess earnings for customer contracts, relief from royalty methods for brand names, and replacement cost for software. Such methods are widely-accepted valuation techniques, which inherently use critical assumptions such as future revenue growth rates, royalty rates, and discount rates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Stock-based compensation

Our stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to our employees, directors, and consultants, including stock options (“SOs”), restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Stock-based compensation cost is measured at the grant date, based on the fair value of the award. We estimate the fair value of stock-based payment awards subject to both performance and market conditions on the date of grant using a Monte Carlo simulation model. Stock-based compensation cost for awards whose vesting is subject to the occurrence of both a performance condition and market condition is recognized immediately at the time the performance condition is achieved. Liability-classified awards are accounted at fair value at the grant date and remeasured at each reporting period until the awards are settled. In determining the valuation, we have utilized the valuation report prepared by third-party valuation specialists, as well as any significant internal and external events occurring subsequent to the report that may impact the fair value of the awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimates used in our valuation of stock-based compensation are highly complex and subjective. The valuation and estimates of our common stock value are no longer necessary as we will rely on market price to determine the market value of our shares going forward from the IPO.

Income taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within (benefit) provision for income taxes.

Recent accounting pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Jumpstart Our Business Startups Act of 2012

We have chosen to apply the provision of the Jumpstart Our Business Startups (“JOBS”) Act that permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2021, we had cash and cash equivalents of $42.0 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

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

During the year ended December 31, 2021, loss from operations would have decreased or increased approximately $0.6 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
F45 Training Holdings Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F45 Training Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 22, 2022
We have served as the Company's auditor since 2019.

F45 Training Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$42,004	$28,967
Accounts receivable, net	27,788	9,582
Due from related parties	2,442	2,406
Inventories	12,300	4,485
Deferred costs	1,887	1,616
Prepaid expenses	12,706	2,891
Other current assets	9,515	2,452
Total current assets	108,642	52,399
Property and equipment, net	5,645	884
Deferred tax assets, net	22,716	7,096
Goodwill	4,614	—
Intangible assets, net	28,446	1,758
Deferred costs, net of current	11,871	11,215
Other long-term assets	21,960	5,165
Total assets	$203,894	$78,517

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$36,594	$18,657
Deferred revenue	7,137	3,783
Interest payable	276	250
Current portion of long-term debt	—	5,847
Income taxes payable	9,624	3,499
Total current liabilities	53,631	32,036
Deferred revenue, net of current	7,385	10,312
Long-term derivative liabilities	—	36,640
Long-term debt, net of current	—	236,186
Other long-term liabilities	12,605	4,890
Total liabilities	73,621	320,064
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.0001 par value; 0 and 9,854,432 shares issued and outstanding as of December 31, 2021 and 2020, respectively (Note 14)	—	98,544
Stockholders’ equity (deficit)
Common stock, $0.00005 par value; 95,806,063 and 29,281,514 shares issued and outstanding as of December, 2021 and 2020, respectively	5	1
Additional paid-in capital	662,946	11,456
Accumulated other comprehensive income (loss)	603	(982)
Accumulated deficit	(358,561)	(175,846)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' equity (deficit)	130,273	(340,091)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$203,894	$78,517

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)

	Year Ended December 31,
	2021	2020
Revenues:
Franchise (Related party: $5,221 and $340 for the years ended December 31, 2021 and 2020, respectively)	$73,707	$52,555
Equipment and merchandise (Related party: $16,289 and $116 for the years ended December 31, 2021 and 2020, respectively)	60,315	29,758
Total revenues	134,022	82,313
Costs and operating expenses:
Cost of franchise revenue	5,435	7,937
Cost of equipment and merchandise (Related party: $16,006 and $4,067 for the years ended December 31, 2021 and 2020, respectively)	28,458	21,713
Selling, general, and administrative expenses	182,667	57,827
Total costs and operating expenses	216,560	87,477
Loss from operations	(82,538)	(5,164)
Loss on derivative liabilities	48,603	8,818
Interest expense, net	59,353	9,399
Other income, net	(722)	(1,154)
Loss before income taxes	(189,772)	(22,227)
(Benefit) provision for income taxes	(7,057)	3,062
Net loss	$(182,715)	$(25,289)

Other comprehensive loss
Unrealized gain (loss) on interest rate swap, net of tax	196	(533)
Reclassification to interest expense from interest rate swaps	464	—
Foreign currency translation adjustment, net of tax	925	92
Comprehensive loss	$(181,130)	$(25,730)

Per share data:
Net loss per common share
Basic and diluted	$(3.04)	$(0.50)

Weighted average common shares outstanding
Basic and diluted	60,195,201	50,434,598

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	11,000,000	$110,000	58,000,000	$3	$—	$—	$(541)	$(150,557)	$(151,095)
Net loss	—	—	—	—	—	—	—	(25,289)	(25,289)
Conversion of preferred stock into common stock	(1,145,568)	(11,456)	3,181,514	—	11,456	—	—	—	11,456
Repurchase of common stock	—	—	(31,900,000)	(2)	—	(174,720)	—	—	(174,722)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(533)	—	(533)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	92	—	92
Balances as of December 31, 2020	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(982)	$(175,846)	$(340,091)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)	(98,544)	27,368,102	1	98,543	—	—	—	98,544
Conversion of convertible notes into common stock upon initial public offering	—	—	14,847,066	1	191,517	—	—	—	191,518
Stock-based compensation	—	—	—	—	83,677	—	—	—	83,677
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—	—	19,057,889	1	277,754	—	—	—	277,755
Restricted stock units vested but not yet issued	—	—	5,251,492	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(182,715)	(182,715)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	196	—	196
Reclassification to interest expense from interest rate swap	—	—	—	—	—	—	464	—	464
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	925	—	925
Balances as of December 31, 2021	—	$—	95,806,063	$5	$662,946	$(174,720)	$603	$(358,561)	$130,273

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(182,715)	$(25,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	396	371
Amortization of intangible assets	2,753	719
Amortization of deferred costs	2,545	1,558
Accretion and write-off of debt discount	31,585	1,315
Write-off of deferred offering costs	—	6,671
Bad debt expense	8,746	6,709
Stock-based compensation	88,154	—
Gain on disposal of property and equipment	(6)	—
Prepayment penalty included in interest expense	13,034	—
Paycheck Protection Program loan forgiveness	(2,063)	—
Loss on derivative liabilities	48,603	8,818
Provision for inventory	155	168
Paid-in kind interest accrual	12,851	5,868
Deferred income taxes	(16,109)	(2,270)
Unrealized foreign currency transaction gains (losses)	1,009	(463)
Changes in operating assets and liabilities:
Due from related parties	(42)	(2,232)
Accounts receivable, net	(25,522)	(2,581)
Inventories	(8,225)	991
Prepaid expenses	(9,857)	691
Other current assets	(7,787)	(1,809)
Deferred costs	(3,553)	(3,826)
Other long-term assets	(16,668)	(2,320)
Accounts payable and accrued expenses	13,527	64
Deferred revenue	817	(13,033)
Interest payable	29	250
Income taxes payable	6,010	(2,557)
Other long-term liabilities	4,605	2,365
Net cash used in operating activities	$(37,728)	$(19,822)
Cash flows from investing activities
Purchases of property and equipment	(3,454)	(469)
Disposal of property and equipment	—	2
Acquisition of Flywheel	(25,033)	—
Acquisition of Vive	(3,695)	—
Purchases of intangible assets	(3,189)	(1,070)
Net cash used in investing activities	$(35,371)	$(1,537)
Cash flows from financing activities
Repurchase of common stock	—	(174,720)
Borrowings under Revolving Facility	—	8,140
Borrowings under Subordinated Convertible Debt	—	100,000
Borrowings under 2nd Lien Term Loan	—	125,000
Proceeds from issuance of Common Stock, net of offering costs	277,753	—

	Year Ended December 31,
	2021	2020
Repayment of 1st Lien Loan	(33,688)	(3,562)
Repayment of 2nd Lien Loan	(137,443)	—
Prepayment premium on 2nd Lien Loan	(13,034)	—
Deferred financing costs	(1,012)	(5,150)
Deferred offering costs	—	(4,219)
Repayment of Revolving Facility	(7,000)	(5,000)
Repayment of Vive's debt	(198)	—
Proceeds from Paycheck Protection Program loan	—	2,063
Net cash provided by financing activities	$85,378	$42,552
Effect of exchange rate changes on cash and cash equivalents	758	(493)
Net increase in cash and cash equivalents	13,037	20,700
Cash and cash equivalents at beginning of period	28,967	8,267
Cash and cash equivalents at end of period	$42,004	$28,967

Supplemental disclosures of cash flow information
Interest paid	$14,903	$1,684
Income taxes paid	2,479	5,812
Supplemental disclosure of noncash financing and investing activities:
Conversion of convertible debt and derivative liabilities into common stock	$191,518	$—
Intangible assets included in accounts payable and accrued expenses	—	73
Embedded conversion and redemption features	—	27,822
Conversion of convertible preferred stock into common stock	98,544	—

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of the business and basis of presentation
Organization
F45 Training Holdings Inc. (“F45 Training Holdings”, the “Company”, or “F45”) was incorporated in the State of Delaware on March 12, 2019 as a C-Corp. The Company and its subsidiaries are engaged in franchising and licensing the F45 Training brand to fitness facilities in multiple countries across the globe.

Transaction with MWIG LLC (“MWIG”)

On March 15, 2019, MWIG, a special purpose private investment fund vehicle led by FOD Capital LLC, a family office investment fund, and Mark Wahlberg, made a minority preferred investment in the Company. On March 15, 2019, F45 Training Holdings, MWIG and Flyhalf Acquisition Company Pty Ltd, a newly incorporated wholly-owned, indirect subsidiary of F45 Training Holdings, entered into a Share Purchase Agreement (“SPA”) with F45 Aus Hold Co Pty Ltd (“F45 Aus Hold Co”) and its existing stockholders pursuant to which F45 Training Holdings became the ultimate parent of F45 Aus Hold Co and its subsidiaries. Upon the consummation of the transaction with MWIG, the existing stockholders and MWIG held 72.5% and 27.5% ownership interests, respectively, in the Company and, its wholly-owned subsidiaries. On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager. See Note 14—Convertible preferred stock and stockholders’ equity (deficit) for further discussion.

Pursuant to the SPA and in return for acquiring 100% of the shares in F45 Aus Hold Co, F45 Training Holdings issued 29,000,000 shares of common stock to the existing stockholders of F45 Aus Hold Co proportionate to their relative ownership of the common stock of F45 Aus Hold Co and its wholly-owned subsidiaries. As a result of this transaction, there was no change in control. All references to shares in the consolidated financial statements and the notes to the consolidated financial statements presented herein, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the effects of the transaction retrospectively as of the earliest period presented in the consolidated financial statements.

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

Initial public offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on July 14, 2021, and the Company’s common stock began trading on the New York Stock Exchange on July 15, 2021. On July 15, 2021, the Company completed its IPO of 20,312,500 shares of the Company’s common stock, $0.00005 par value per share at an offering price of $16.00 per share. The Company sold 18,750,000 shares and one of the Company’s existing stockholders sold an aggregate of 1,562,500 shares. The Company received aggregate net proceeds of approximately $277.8 million after deducting underwriting discounts. commissions and other offering costs. Immediately prior to the closing of the IPO, the Company amended and restated its article of incorporation and its bylaws authorizing an increase of capital stock to 215,000,000 shares with a par value of $0.00005 per share.

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

On August 13, 2021, the underwriters in the Company’s IPO exercised in part their over allotment option to purchase an additional 307,889 shares of the Company’s common stock from the Company and to purchase an additional 1,231,555 shares of the Company’s common stock from the selling stockholder at a public offering price of $16.00 per share. The over allotment sale was consummated on August 17, 2021 and the Company received $4.6 million in net proceeds from the purchase of the additional 307,889 shares after deducting underwriting discounts and commissions and utilized the net proceeds for continuing operations and to pay expenses related to the offering.

Basis of presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements reflect all normal recurring adjustments which are considered necessary for the fair presentation of the financial position of the Company as of December 31, 2021 and 2020. All intercompany balances and transactions have been eliminated in consolidation.

Note 2—Summary of significant accounting policies
Stock split

In July 2021, the Company effected a 2-for-1 forward stock split of its common stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became two shares of common stock. The par value per share of common stock was adjusted from $0.0001 to $0.00005. All share, per share and related information presented in the consolidated financial statements and accompanying notes has been retroactively adjusted, where applicable, to reflect the impact of the stock split.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Key estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition, allowance for doubtful accounts, depreciation of long-lived assets, valuation of acquired assets and liabilities assumed as part of a business combination, internally developed software, amortization of intangible assets, impairment of long-lived assets, goodwill, and intangible assets, fair value of derivative instruments, fair value of stock-based awards, and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.

Cash and cash equivalents

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

The change in allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended December 31,
	2021		2020
Balance as of beginning of the year	$5,746	PY	$1,069
Provisions for bad debts, included in selling, general and administrative	8,746	a	6,709
Uncollectible receivables written off	(6,360)		(2,032)
Balance as of end of the year	$8,132		$5,746

Inventories

Inventory is carried at the lower of cost or net realizable value. Inventory primarily consists of finished goods such as merchandise and equipment. The first-in, first-out method is used to determine the cost of inventories held for sale to franchisees. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further charges may be required. The Company wrote off $0.2 million and $0.2 million in inventories during the years ended December 31, 2021 and 2020, respectively, related to obsolete inventory.

Property and equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Refer to Note 3—Property and equipment, net for useful lives of property and equipment. Leasehold improvements depreciates over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repair costs are expensed in the period incurred. Expenditures for purchases and improvements that extend the useful lives of property and equipment are capitalized and depreciated over the term of the lease or useful life of the equipment. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Construction in progress

Construction in progress (“CIP”) consists of costs associated with the leasehold improvement activities of the Company’s new headquarter in Austin, Texas. Capitalization of these costs ceases and CIP is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized for until the assets are completed and ready for their intended use.

Business combination

The Company includes the results of operations of the businesses that the Company acquires as of the acquisition date. The Company allocates the consideration transferred of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including projections of future events and operating performance. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill and intangible assets

Goodwill and intangible assets that arise from acquisitions are recorded in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade and brand names, customer relationships, and reacquired franchise rights. Transactions are evaluated to determine whether any gain or loss on reacquired franchise rights, based on their fair value, should be recognized separately from identified intangibles. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company allocates goodwill to reporting units based on the expected benefit from the business combination. The Company evaluates the reporting units periodically, as well as when changes in the operating segments occur. For changes in reporting units, the Company reassigns goodwill using a relative fair value allocation approach.

The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed. These capitalized costs are included in intangible assets and include third party cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized to selling, general and administrative expenses using the straight-line method over an estimated useful life of three years commencing when the software development project is ready for its intended use. Amounts related to software development that are not capitalized are charged immediately to selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The recoverability of software development costs capitalized under ASC 350-40 is evaluated in accordance with the methodology noted within the “Impairment of long-lived assets, goodwill, and intangible assets” section below. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to selling, general and administrative expenses in the period such a determination is made.

Goodwill, trade names and trademarks have an indefinite life and are not amortized, but are tested annually for impairment or more frequently if impairment indicators arise, as described below.

Impairment of long-lived assets, goodwill, and intangible assets

The Company assesses potential impairment of its long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired. Generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, the Company then estimates the fair value of the related reporting unit. If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value.

The indefinite-lived intangible asset impairment test consists of a comparison of the fair value of each asset with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. The Company is also permitted to make a qualitative assessment of whether it is more likely than not an indefinite-lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on the Company’s qualitative assessment it is more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment may be required. The Company also tests for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired.

If impairment indicators arise with respect to finite-lived intangible assets, the Company evaluates impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the Company estimates the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. The Company recognizes any shortfall from carrying value as an impairment loss in the current period.

The Company completed the required annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2021. There were no impairment charges recorded on the Company’s long-lived assets, goodwill and indefinite-lived and finite-lived intangible assets during the years ended December 31, 2021 and 2020.

Deferred IPO costs

Deferred IPO costs, which consist primarily of direct incremental legal and accounting fees relating to the IPO, registration fees, filing fees, and listing fees, are capitalized. As of December 31, 2021, the deferred IPO costs of $5.8 million were recorded in additional paid-in capital in the consolidated balance sheets as a reduction from the proceeds of the IPO. During the year ended December 31, 2020, $4.7 million of offering costs were expensed as a prior transaction was terminated during the year. There were no deferred IPO costs as of December 31, 2020.

Debt issuance costs

Debt issuance costs of $1.0 million and $5.2 million were incurred during the years ended December 31, 2021 and 2020, respectively, for arranging the Company’s various debt instruments. The debt issuance costs of $1.0 million associated with the revolving facility during the year ended December 31, 2021 are recorded as deferred costs in the consolidated balance sheets and amortized over the term of the related debt on a straight-line basis. The debt issuance costs of $5.2 million associated with the term loan facilities during the year ended December 31, 2020 are recorded as an offset within debt in the consolidated balance sheets and accreted over the term of the related debt using the effective interest rate method.

Revenue from contracts with customers

The Company’s contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a material right related to discounted renewals of the franchise agreements (both reflected in franchise revenue in the consolidated statements of operations and comprehensive loss) and equipment and merchandise. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

Franchise revenue

The Company’s primary performance obligation under the franchise agreement is granting certain exclusive rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a defined territory. This performance obligation is a right to access the Company’s intellectual property, which is satisfied ratably over the term of the franchise agreement. Renewal fees are generally recognized over the renewal term for the respective agreement from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

Franchise agreements generally consist of an obligation to grant exclusive rights over a defined territory and may include options to renew the agreement. Earlier franchise agreements had an initial term of three years while more recent agreements have an initial term of five years. With the Company’s approval, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid. The Company’s arrangements have no financing elements as there is no difference between the promised consideration and the cash selling price. Additionally, the Company has assessed that a significant amount of the costs incurred under the contract to perform are incurred up-front.

Franchise revenue consists primarily of upfront establishment fees, monthly franchise fees and other franchise-related fees. The upfront establishment fee is payable by the franchisee upon signing a new franchise agreement and monthly franchise and related fees are payable throughout the term of the franchise license. Historically, franchisees have paid a fixed monthly franchise fee. For new franchisees the franchise fee is based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue.

Discounted franchise agreement renewal fees

The Company’s franchise agreements may include discounted renewal options allowing franchisees to renew at no cost or at a reduction of the initial upfront establishment fee. The resulting discount in fees at renewal provides a material right to franchisees. The Company’s obligation to provide future discounted renewals to franchisees are accounted for as separate performance obligations. The value of these material rights related to the future discount was determined by reference to the estimated franchise agreement term, which has been estimated to be 10 years, and related estimated transaction price. The estimated transaction price allocated to the franchise agreements, including the upfront establishment fee, is recognized as revenue over the estimated contract term of 10 years, which gives recognition to the renewal option containing a material right. At the end of the initial contract term, any unrecognized transaction price would be recognized during the renewal term, if exercised, or when the renewal option expires, if unexercised.

Equipment and merchandise revenue

The Company requires its franchisees to purchase fitness and technology equipment directly from the Company and payment is required to be made prior to the placement of the franchisees’ orders. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the franchisee, which is when the franchisee obtains physical possession of the goods, legal title has transferred, and the franchisee has all risks and rewards of ownership. The franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment and merchandise revenue and freight costs are recorded within cost of equipment and merchandise revenue.

The Company is the principal in a majority of its equipment revenue transactions as the Company controls its proprietary equipment prior to delivery to the franchisee, has pricing discretion over the goods, and has primary responsibility to fulfill the franchisee order through its direct third-party vendor.

The Company is the agent in a limited number of equipment and merchandise revenue transactions where the franchisee interacts directly with third-party vendors for which the Company receives a rebate on sales directly from the vendor.

Allocation of transaction price

The Company’s contracts include multiple performance obligations—typically the franchise license, equipment and material rights for discounted renewal fees. Judgment is required to determine the standalone selling price for these performance obligations. The Company does not sell the franchise license or World Pack equipment on a stand-alone basis (the Company’s contracts with customers almost always include both performance obligations), as such the standalone selling price of the performance obligations are not directly observable on a stand-alone basis. Accordingly, the Company estimates the standalone selling prices using available information including the prices charged for each performance obligation within its contracts with customers in the relevant geographies and market conditions. Individual standalone selling prices are estimated for each geographic location, primarily the United States, Australia and ROW, due to the unique market conditions of those performance obligations in each region.

Contract Assets

Contract assets primarily consist of unbilled revenue where the Company is utilizing the costs incurred as the measure of progress of satisfying the performance obligation. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. The unbilled contract assets are principally the result of a number of multi-unit franchise agreements executed during 2021. As of December 31, 2021 and 2020, the Company had contract assets of $4.3 million and $1.2 million, respectively, in other current assets, and $18.4 million and $4.9 million, respectively, in other long-term assets. These contract assets are subject to impairment assessment. During the years ended December 31, 2021 and 2020, the Company recognized $1.7 million and $0, respectively, of impairment charges with respect to these assets within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if the Company expects to recover those costs. The Company reviews existing franchisee contract terminations and where terminations are identified associated contract and fulfillment costs are fully impaired. As of December 31, 2021 and 2020, the Company had $13.8 million and $12.8 million, respectively, of deferred costs to obtain and fulfill contracts with franchisees. During the years ended December 31, 2021 and 2020, the Company recognized $1.8 million and $1.6 million, respectively, in amortization of these deferred costs. The amortization of these costs is included in selling, general and administrative expenses for costs to obtain a contract and cost of franchise revenue for costs to fulfill a contract in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2021 and 2020, the Company recognized $0.8 million and $0, respectively, of impairment charges with respect to these assets within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Change in estimate

During the height of the COVID-19 pandemic in 2020, the Company entered into franchise agreements that included a discount on upfront establishment fees and modified other contract terms as part of a limited-time promotional offer made exclusively to existing franchises (“limited-time promotional deals”). The Company deemed that the limited-time promotional deals did not meet the criteria of a contract at the inception of the agreement under ASC 606-10-25-1 due to the Company’s inability to determine that collectability under the agreements was probable, and as such, did not begin immediately recognizing revenue upon the inception of these franchise agreements. During the second quarter of 2021, the Company assessed the limited-time promotional deals and determined the criteria of a contract under ASC 606-10-25-1 had been met and, as a result, recorded a cumulative catch-up in revenue of $2.2 million. The Company noted the assessment of collectability was primarily driven by a review of post-COVID payment and collection history for franchisees who owned multiple studios within the Company's network, system-wide sales per region, and increases in post re-opening weekly visit volume and store-level gross sales volumes compared to specified periods in which the contracts were initially signed.

The Company’s United States subsidiary, F45 Training, Inc., operates in various states within the United States which require the Company to defer collection of certain fees (“the Deferred States”), including the initial establishment fees, until certain criteria are met as specified by state and local requirements. In Deferred States, the Company concluded that the deferred establishment fees represent variable consideration as receipt was subject to uncertainty due to a lack of experience with contracts requiring deferral of establishment fees and uncertainty on the length of timing between inception of an agreement and the opening of a studio. As a result, establishment fees were excluded from the transaction price upon signing of the franchise agreements with franchises located in Deferred States. The Company re-evaluates the transaction price on its Deferred States franchise agreements if there is a significant change in facts and circumstances at the end of each reporting period. During the second quarter of 2021, the Company increased the transaction price of the Deferred States contracts by $1.7 million because of an enhanced history of franchise agreements and collections history on Deferred States franchise agreements, as well as a review of post-COVID payment and collection history for similar franchisees, resulting in the recognition of an additional $1.3 million in revenue during the year ended December 31, 2021.

Consideration from a vendor

Consideration from a vendor includes rebates that the Company can apply against the purchase price of the equipment acquired from the Company’s suppliers. Such consideration is accounted for by the Company as a reduction to the cost of sales of the related acquired equipment upon delivery to the franchisee. For the years ended December 31, 2021 and 2020, the Company recognized $6.0 million and $0, respectively, of consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the consolidated statements of operations and comprehensive loss.

Leases

The Company recognizes rent expense related to leased office and operating space on a straight-line basis over the term of the lease. During the years ended December 31, 2021 and 2020, the rent expense was $2.9 million and $0.8 million, respectively, and recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Advertising

Advertising and marketing costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising expenses included in selling, general and administrative expenses totaled $16.5 million and $4.0 million, respectively.

Income taxes

The Company uses the liability method to account for income taxes as prescribed by ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax (benefit) expense is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. The factors used to assess the Company’s ability to realize its deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented. Under ASC 740, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previous forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.

Tax benefits from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within the (benefit) provision for income taxes.

Foreign currency

The functional currency for the Company is the United States dollar. The Company has determined all other international subsidiaries’ functional currencies are the local currency. The assets and liabilities of the international subsidiaries are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive loss. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the consolidated statements of operations and comprehensive loss.

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award. The Company estimates the fair value of stock-based payment awards subject to both performance and market conditions on the date of grant using a Monte Carlo simulation model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for awards whose vesting is subject to the occurrence of both a performance condition and market condition is recognized immediately at the time the performance condition is achieved. Liability-classified awards are accounted at fair value at the grant date and remeasured at each reporting period until the awards are settled, with all changes in fair value recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Basic and diluted loss per share

The Company computes loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock are participating securities, as preferred stockholders have rights to participate in dividends with the common stockholders on a pro-rata, as converted basis. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of cash and cash equivalents, accounts receivable, inventory, and accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

The valuation techniques used to measure the fair value of the Company’s debt instruments and stock-based compensation are based on level 2 or 3 inputs.

Derivative instruments

Interest rate swap

The Company is subject to interest rate volatility on its floating-rate debt. The Company has entered into an interest rate swap agreement to manage its exposure to interest rate fluctuations, which terminated in July 2021 in connection with the IPO. The principal objective of these agreements is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company elected to apply the hedge accounting rules in accordance with authoritative guidance for the agreement. The agreement was carried at fair value as a liability on the consolidated balance sheets. Changes in the fair value of the agreement designated as a cash flow hedge was recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit) and was amortized to interest expense over the term of the related debt.

The fair value of the interest rate swap agreements as of December 31, 2020 was $0.7 million.

Embedded derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative liabilities. The estimated fair value of the derivative feature is recorded as a liability in the consolidated balance sheets, separate from the carrying value of the host contract. Subsequent changes in the estimated fair value of the embedded derivatives are recorded as a gain or loss in within loss on derivative liabilities in the Company’s consolidated statements of operations and comprehensive loss.

The Company fair values the embedded derivatives using the Bond plus Black-Scholes option pricing model. Valuations derived from this model are subject to ongoing internal and external verification review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The fair value of the embedded derivatives on the debt agreement as of December 31, 2020 was $36.6 million. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Recently issued accounting pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company (“EGC”). The Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases (“Topic 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, ASU No. 2019-01, Codification Improvements, ASU No. 2019-10, Effective Dates, and ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement. Topic 842 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company is currently evaluating the impact of adopting Topic 842, the Company expects to recognize right-of-use assets and lease liabilities on its consolidated balance sheets upon adoption. The standard is not expected to have a material impact to the consolidated statements of operations and comprehensive loss and statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Topic 326 was subsequently amended by ASU No. 2018-19, Codification Improvements, ASU No. 2019-04, Codification Improvements, ASU No. 2019-05, Targeted Transition Relief; ASU No. 2019-10, Effective Dates, ASU No. 2019-11, Codification Improvements, and ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC section on Effective Date Related to ASU 2016-02. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends ASC 740. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after

December 15, 2022. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). ASU 2020-04 is effective for the Company upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements, however, the Company does not believe that adoption of ASU 2020-04 will materially impact its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants (“ASU 2021-04”). In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ending December 31, 2022, with early adoption permitted. The Company is currently evaluating the impact of this update and will monitor for modifications or exchanges of the issued freestanding stock options, but at this time does not anticipate the adoption of ASU 2021-04 to have a material impact on the consolidated financial statements.

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

Note 3—Property and equipment, net

Property and equipment, net, consists of the following as of December 31, 2021 and 2020 (in thousands):

	Estimated Useful Life	December 31, 2021	December 31, 2020
	(years)
Vehicles	5	$177	$43
Furniture and fixtures	7	542	179
Office and other equipment	5	945	720
Leasehold improvements	Lesser of lease term or useful life	2,825	675
Construction in progress	n/a	2,241	—
		6,730	1,617
Less accumulated depreciation		(1,085)	(733)
Total property and equipment, net		$5,645	$884

Depreciation expense related to property and equipment was $0.4 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Note 4—Acquisitions

Acquisition of Surf & Turf Holdings Pty Ltd (“Vive Active” or “Vive”)

On October 29, 2021, Company entered into a share purchase agreement to acquire 100% of the outstanding stock of Vive Active. Vive Active, located in Australia, provides Pilates classes through its online platform and its studios. The consideration exchanged for the acquisition amounts to $7.5 million (50% cash up front and 50% deferred cash paid no later than 6 months after completion and which is not subject to any other conditions). The stock acquisition was a strategic transaction to leverage Vive’s intellectual property, content, and expertise to supplement the Company’s brands, to expand the Company’s corporate footprint across Australia and key global markets, and to leverage Vive management team’s experience in developing corporate-owned studios,

As of December 31, 2021, the estimated fair values of the acquired assets and assumed liabilities were provisional estimates, based on the Company’s best estimates of fair value. The Company has not been able to obtain all of the necessary information to complete the valuation of each of the assets acquired and liabilities assumed since the acquisition closed late in the year. Consequently, more time is needed to obtain market data information, and adequately review and evaluate the information. These provisional estimates are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation, but the Company does not expect material changes to the preliminary estimates below.

The following table summarizes the fair value of the consideration transferred at the date of acquisition, as well as the calculation of goodwill based on the excess of consideration over the provisional fair value of net assets acquired (in thousands):

Fair value of consideration transferred:
Cash paid to shareholders	$7,521
Less: cash acquired	(19)
Fair value of consideration transferred, net of cash acquired	$7,502
Less net assets acquired:
Assets acquired:
Accounts receivable	$7
Inventory	53
Prepaid expenses	31
Other assets	30
Property and equipment, net	1,292
Intangible assets	2,141
$3,554
Liabilities assumed:
Accounts payable and accrued expenses	$(161)
Short-term debt	(170)
Deferred tax liability	(497)
$(828)
Net assets acquired	2,726
Goodwill	$4,776

The creation of goodwill in this transaction was the result of the expected growth in future cash flows and cost savings to be derived from economies of scale of combining Vive’s assets and workforce to the Company’s business operations. None of the goodwill is expected to be deductible for income tax purposes.

The acquired intangible assets consist of the following:

	Useful Life (in years)	Fair Value as of October 29, 2021
Brand name	Indefinite	$418
Software	6	485
Customer contracts	7	1,238
Total		$2,141

The fair values of the customer contracts and brand name were based on multi-period excess earnings and relief from royalty methods, respectively. The fair value of the software was based on replacement cost method. Such methods are widely-accepted valuation techniques, which inherently use critical assumptions such as future revenue growth rates, royalty rates, and discount rates.

Transaction related expenses of $0.3 million were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Vive was consolidated into the consolidated financial statements starting on the acquisition date of October 29, 2021. For the year ended December 31, 2021, the Company’s consolidated revenue and consolidated net loss included $0.5 million and less than $0.1 million, respectively, attributable to Vive.

The Company has not disclosed pro forma information of the combined business as the transaction is not material to the Company’s consolidated revenue or consolidated net loss.

Acquisition of Flywheel Sports, Inc. (“Flywheel”)

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

On July 19, 2021, after the consummation of the IPO, the Company acquired certain assets of the Flywheel indoor cycling studio business for $25.0 million in cash consideration, effectively transferring control of the assets to the Company and terminating the license agreement entered into in April 2021. The acquisition was accounted as an asset acquisition. On the acquisition date, the Company reversed the net carrying amount of $19.8 million of intangible assets, net of accumulated amortization of $0.8 million, and $20.6 million of the related liability that was initially recorded under the license agreement, resulting in a decrease to the cash consideration transferred by $0.8 million. The net purchase consideration of $24.2 million was allocated to the assets acquired on a relative fair value basis, which primarily consisted of the client relationship management (“CRM”) software and trade names. The CRM software is amortized on a straight-line basis over 9 years, while the trade names have an indefinite life.

Note 5—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of goodwill and intangible assets, including internal-use software (in thousands):

		As of December 31, 2021			As of December 31, 2020
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$4,614	$—	$4,614	$—	$—	$—

Internal-use software	3	$3,862	$2,077	$1,785	$2,767	$1,352	$1,415
Trade names & trademarks	n/a	3,329		3,329	343	—	343
Customer contracts	7	1,194	30	1,164	—	—	—
Acquired software	6 - 9	23,324	1,156	22,168	—	—	—
Total intangible assets, net		$31,709	$3,263	$28,446	$3,110	$1,352	$1,758

The amortization expense of intangible assets was $2.8 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively, and was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 1.6 years and 1.7 years as of December 31, 2021 and 2020, respectively. The weighted average remaining life of acquired software was 4.8 years as of December 31, 2021.

As of December 31, 2021, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service, is as follows (in thousands):

Future Amortization
2022	$3,728
2023	3,386
2024	3,033
2025	2,788
2026	2,787
Thereafter	9,395
Total	$25,117

Note 6—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$4,777	$7,670
Accrued sales tax	5,944	3,423
Accrued payroll and benefits	1,677	1,399
Stock-based compensation liability	4,221	—
Accrued inventory purchases	19,862	5,999
Other payables	113	166
Total	$36,594	$18,657

Note 7—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. The following table reflects the change in deferred revenue from January 1, 2020 to December 31, 2021 (in thousands):

Deferred Revenue
Balance as of January 1, 2020	$23,941
Revenue recognized	(21,460)
Increase	11,614
Balance as of December 31, 2020	$14,095
Revenue recognized	(31,229)
Increase	31,656
Balance as of December 31, 2021	$14,522

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. Total contract revenues from franchisees yet to be recognized as revenue was $225.7 million as of December 31, 2021, of which the Company expects to recognize approximately 21% of the revenue over the next 12 months and the remainder thereafter.

Note 8—Debt

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

As a part of the subordinated convertible debt agreement, the Company identified embedded derivatives that require bifurcation under ASC 815, Derivatives and Hedging, relating to the contingent conversion option, payment of liquidation, default payment and prepayment options. See Note 9—Derivative instruments for further discussion on the Company’s accounting for these embedded derivatives.

In conjunction with the IPO on July 15, 2021, the outstanding Convertible Notes of $106.3 million of principal and interest were converted into 14,847,066 shares of common stock at a conversion price of $16.00. The unamortized debt discount of $23.7 million remaining as of the conversion date was recognized as interest expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. As of December 31, 2021, there were no Convertible Notes and PIK interest outstanding.

Subordinated Second Lien Term Loan

On October 6, 2020, the Company entered into a Subordinated Second Lien Term Loan (“Subordinated Credit Agreement”) with certain lenders which committed the lenders to provide $125 million of financing to the Company in exchange for a note payable. This agreement matures over a five-year period that carries a Paid-In Kind (“PIK”) Interest rate of 13.00%. PIK Interest is accrued over the term of the Subordinated Credit Agreement. The Subordinated Credit Agreement has a maturity date of October 5, 2025. The outstanding balance of the note, including PIK Interest, payable as of December 31, 2020 was $124.2 million, net of unamortized debt issuance costs of $4.7 million.
.

In connection with issuing the note, the Company paid the lenders approximately $3.8 million in fees. Similarly, the Company paid third parties fees of approximately $1.0 million associated with issuing the note. The Company determined that all fees paid to the lenders and third parties would result in a reduction of the initial carrying amount of the note. The Company amortized the debt discount and debt issuance costs into interest expense utilizing the effective interest method.

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

On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Subordinated Credit Agreement. The Company used proceeds from its IPO to repay $150.5 million under the terms of the Subordinated Credit Agreement, inclusive of a prepayment penalty of $3.8 million and penalty of six months of advanced interest for $9.3 million as a result of the repayment of indebtedness or termination of the Subordinated Credit Agreement. The unamortized debt discount of $4.5 million remaining as of the repayment date was recognized as interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

First Lien Loan

The Company entered into a senior Secured Credit Agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See Note 14—Convertible preferred stock and stockholders’ equity (deficit) for further discussion. The remaining availability under the Revolving Facility may be drawn and used for general corporate purposes. The obligations under the Secured Credit Agreement are guaranteed by certain operating subsidiaries of the Company and secured by a majority of the Company’s assets. The Revolving Facility may be prepaid and terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility bears interest at floating rate of LIBOR plus 1.5 percent. The Term Facility principal and interest payments are due quarterly in accordance with an amortization schedule with a maturity date of September 18, 2022.

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

On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Term Facility. The Company used proceeds from its IPO to repay the Term Facility and Revolving Facility in the amount of $31.1 million and $7.0 million, respectively. The unamortized debt discount of $0.2 million relating to the Term Facility that remained as of the termination date was recognized as interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The outstanding balance of the Term Facility as of December 31, 2020 was $33.3 million, net of unamortized debt issuance costs of $0.4 million.

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

As a result of the amendment, the Company modified the existing covenant under the Secured Credit Agreement. The total leverage ratio was modified such that the Company is required to maintain a total leverage ratio for any four quarters, of less than 3.00 to 1.00.

In connection with the Credit Agreement, the Company paid the lenders approximately $0.9 million in fees. Similarly, the Company paid third parties fees of approximately $0.1 million associated with the amendment. The Company concluded that the amendment resulted in a modification of debt rather than a debt extinguishment. As such, the Company determined that all fees incurred in connection to with Credit Agreement would be deferred and amortized over the term of new arrangement.

The outstanding balance of the Facility as of December 31, 2021 and 2020 was $0 and $7.0 million, respectively. The unamortized debt issuance cost in connection to the Facility as of December 31, 2021 was $1.0 million. The availability on the Facility as of December 31, 2021 was $88.5 million.

The weighted-average interest rate on the Company’s outstanding debt as of December 31, 2020 was 5.15%. There was no outstanding debt as of December 31, 2021.

As of December 31, 2021 and 2020, the Company was in compliance with its covenants on the Credit Agreement and the Secured Credit Agreement, respectively.

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

The Company used the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company followed the government guidelines and tracking costs to ensure full forgiveness of the loan. To the extent it was not forgiven, the Company would have been required to repay that portion at an interest rate of 1% over a period of 1.5 years, beginning November 2020 with a final installment in April 2025.

During the third quarter of 2021, the outstanding balance on the PPP loan including interest was forgiven by the U.S. Small Business Administration (“SBA”). The Company recognized a gain of $2.1 million from the extinguishment of the PPP loan, which is included in other income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

The Company is subject to examination by the SBA as the total loan forgiveness exceeds $2 million threshold.

Interest expense

Interest expense recorded on the debt facilities was $59.4 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively. The following table reflects the write off of debt discounts and penalties incurred during the year ended December 31, 2021 that are included in interest expense in the consolidated statements of operations and comprehensive loss (in thousands):

	Debt Discount	Penalty	Total
Subordinated Convertible Debt	$23,740	$—	$23,740
Subordinated Second Lien Term Loan	4,463	13,034	17,497
First Lien Loan	241	—	241
Total	$28,444	$13,034	$41,478

Note 9–Derivative instruments
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

To hedge the variability in cash flows due to changes in benchmark interest rates, the Company entered into an interest rate swap agreement related to debt issuances. The Swap Agreement is designated as a cash flow hedge. The derivative's gain or loss is recorded in other comprehensive loss and is subsequently reclassified to interest expense over the life of the related debt.

On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the swap agreement. The Company paid $0.5 million to terminate the Swap Agreement. As a result of the termination, the accumulated fair value of the interest rate swap was reclassified from accumulated other comprehensive loss to interest expense of $0.5 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. As of December 31, 2020, the interest rate swap liability of $0.7 million was included in long-term derivative liabilities in the accompanying consolidated balance sheets. The Company recognized an unrealized loss of $0.5 million on this instrument for the year ended December 31, 2020, which was presented within other comprehensive loss in the consolidated statements of operations and comprehensive loss.

Convertible notes
In October 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”) as discussed in Note 8—Debt, whereby the Company issued $100 million of convertible notes to certain holders maturing on September 30, 2025. These notes can be converted into common shares of the Company at the holders’ option. The Company has analyzed the conversion and redemption features of the agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company has bifurcated the following embedded derivatives: (i) Liquidity Event Conversion Option; (ii) Liquidity Event Redemption Option;
and (iii) Qualified Public Offering (“QPO”) Redemption Option.

The $27.8 million initial fair value of the embedded derivatives for the Convertible Notes was recorded as a debt discount along with a corresponding liability in the Company’s consolidated balance sheets. The initial debt discount is not subsequently re-valued and is being amortized using the effective interest method over the life of the Convertible Notes. Prior to the Company’s IPO, the derivative liabilities were classified in the consolidated balance sheets as non-current as the Company was not required to net cash settle within 12 months of the balance sheet date and were marked-to-market at each reporting period. Changes in fair value were recorded within loss on derivative liabilities in the consolidated statements of operations and comprehensive loss.

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

Changes in valuation assumptions can have a significant impact on the valuation of embedded conversion and redemption features derivatives. For example, all other things being equal, a decrease/ increase in the probability of change of control, or volatility decreases/increases the valuation of the derivative liabilities, whereas a decrease/increase in risk-free interest rates increases/decreases the valuation of the derivative liabilities.

As discussed in Note 8—Debt, in connection with the IPO, outstanding Convertible Notes of $106.3 million, including principal and interest, were converted into 14,847,066 shares of common stock.

The following table summarizes the derivative liabilities included in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

Fair Value of Embedded Derivative Liabilities (Level 3 Inputs):
Balance as of January 1, 2020	$—
Initial measurement on October 6, 2020	(27,822)
Change in fair value	(8,818)
Balance as of January 1, 2021	$(36,640)
Change in fair value	(48,603)
Conversion on July 15, 2021 (IPO)	85,243
Balance as of December 31, 2021	$—

Note 10 – Fair value

The Company’s carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair value due to their short-term nature of settlement. None of the Company’s assets or liabilities are accounted for at fair value on a recurring basis as of December 31, 2021.

None of the Company’s assets are currently accounted for at fair value on a recurring basis as of December 31, 2020. The following table presents the Company’s liabilities accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands).

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	$(660)	$—	$(660)
Derivative liabilities		—	(36,640)	(36,640)
Total Liabilities	$—	$(660)	$(36,640)	$(37,300)

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

The inputs for determining fair value of the embedded conversion and redemption features of the Company’s convertible notes are classified as Level 3 inputs, refer to Note 9—Derivative instruments for further discussion related to the accounting for these instruments.

Note 11—Income taxes

The Company uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

(Loss) income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(208,163)	$(25,527)
Foreign	18,391	3,300
Total	$(189,772)	$(22,227)

The following table summarizes the components of the (benefit) provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$1,262	$241
State	65	(152)
Foreign	7,725	5,746
Total Current	$9,052	$5,835
Deferred
Federal	(11,139)	745
State	(1,495)	217
Foreign	(3,475)	(3,735)
Total Deferred	$(16,109)	$(2,773)
Total	$(7,057)	$3,062

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21.0%	21.0%
State income tax expense, net of federal tax effect	0.5%	2.2%
Permanent differences	(3.4)%	(0.6)%
Foreign rate differential	(0.5)%	3.0%
Convertible note and related expenses	(12.0)%	—%
Other adjustments	(3.4)%	(7.9)%
Withholding tax	(1.3)%	(0.9)%
Unrecognized tax benefits	(0.1)%	(0.8)%
Valuation allowance	2.9%	(29.9)%
	3.7%	(13.9)%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Accrued expenses	$16,070	$1,812
Deferred revenue	2,361	1,665
Net operating loss & other carryforward	4,917	7,951
Property and equipment	304	(116)
Transaction costs	1,727	2,509
Deferred costs	(2,034)	(1,802)
Change in value of derivative liabilities	—	2,095
Intangibles	(497)	—
Stock-based compensation	2,068	—
Less: Valuation allowance	(2,200)	(7,018)
Total net deferred tax assets	$22,716	$7,096

The Company had gross deferred tax assets of $27.4 million and $16.0 million, respectively, and gross deferred tax liabilities of $4.7 million and $1.9 million, respectively, as of December 31, 2021 and 2020. Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not the deferred tax assets are expected to be realized.

The Company evaluates its valuation allowance on an annual basis based on all the available positive and negative evidence. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Based on the Company’s policy on deferred tax valuation allowances and its analysis of positive and negative evidence with a few exceptions, management believed that there was sufficient evidence, including, but not limed to, projection of future taxable income, for the Company to conclude that it was more likely than not that it would realize its deferred tax assets as of December 31, 2021 and 2020, excluding the deferred tax assets of F45 Training Holdings. A valuation allowance was recorded against all of the deferred tax assets of F45 Training Holdings since the entity has not recognized any revenue other than foreign income inclusions.

As of December 31, 2021 and 2020, the Company recorded $2.2 million and $7.0 million, respectively, of valuation allowances against gross deferred tax assets related to net operating losses and other deferred tax assets of F45 Training Holdings. The net decrease and increase in the valuation allowance for deferred tax assets was $4.8 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively.

The Company files income tax returns in the U.S., Australia and several other foreign jurisdictions. The Company is subject to routine audits by taxing jurisdictions, however, there are currently no audits for any tax periods in progress. All of the Company’s tax years remain open for audit.

Included in deferred tax assets are federal and state net operating loss (“NOL”) carryforwards due to expire beginning in 2027 through various dates. The Company’s federal NOL carryforwards do not expire. As of December 31, 2021, the Company had federal and state NOL carryforwards of $17.4 million and $23.9 million, respectively.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$3,699	$1,353
Gross increase - Tax positions in prior periods	—	2,346
Gross increase - Tax positions in current period	—	—
Ending balance	$3,699	$3,699

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company recorded $0.2 million and $0.4 million of interest and penalties for the years ended December 31, 2021 and 2020, respectively, which is included in interest expense, net in the consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the Company maintained an indefinite reinvestment assertion on undistributed earnings related to the foreign subsidiaries outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $25.1 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation.

Note 12—Related party transactions

As discussed in Note 1—Description of the business and basis of presentation, due to the repurchase of the Company’s shares from two primary directors that occurred on October 6, 2020, the Company no longer considers these two directors as related parties from October 6, 2020 onward.

Group Training, a related party, is owned by certain existing stockholders that are executive officers and directors of the Company, through which they operate two F45 studios in the United States. During the year end December 31, 2021, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. During the year ended December 31, 2020, the Company recognized $0.2 million of franchise revenue from studios owned by Group Training. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company had receivables related to fees under this management service agreement of $0.7 million and $0.4 million, respectively. These amounts are included in due from related parties in the consolidated balance sheets.

During the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.2 million, respectively, of franchise revenue and of equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. As of December 31, 2021 and 2020, the Company had less than $0.1 million and no outstanding receivables, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2021 and 2020, the Company recognized less than $0.1 million and less than $0.1 million of franchise revenue, respectively, from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds at least 10% ownership interest in these studios. As of December 31, 2021 and 2020, the Company had less than $0.1 million of and no outstanding receivables from these studios, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2021 and 2020, the Company incurred expenses totaling approximately $9.9 million and $4.1 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. As of December 31, 2021 and 2020, the Company had approximately $1.3 million and $0.3 million, respectively, of outstanding payables to the third-party vendor. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling $0.2 million from three studios owned by employees. During the year ended December 31, 2020, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from two studios owned by employees. As of December 31, 2021, the Company had less than $0.1 million of receivables outstanding related to this revenue. As of December 31, 2020, the Company had no outstanding receivables related to this revenue.

As of December 31, 2021 and 2020, the Company had receivables from a shareholder of less than $0.1 million and $0.1 million, respectively. These amounts are included in due from related parties in the consolidated balance sheets.

Transaction with LIIT LLC

On June 23, 2020, the Company entered into an Asset Transfer and Licensing Agreement with
LIIT LLC (“LIIT”) an entity wholly-owned by Adam Gilchrist (F45’s Co-Founder and Chief Executive Officer). Pursuant to this agreement, F45 sold to LIIT certain at-home exercise equipment packages (including the intellectual property rights thereto) for $1.0 million payable on or before December 31, 2020. LIIT assumed all outstanding rights and obligations related to these exercise equipment packages from F45. In addition, pursuant to this agreement, LIIT will receive access to F45’s library of programming related to existing and future fitness content for the duration of the license period of 10 years. In exchange for this license, LIIT will pay F45 an annual license fee equal to the greater of (a) $1.0 million and (b) 6% of the annual gross revenue of LIIT, less any payments made by LIIT to third parties in connection with the sale of such exercise equipment packages payable annually on July 30. This agreement will expire on July 1, 2030, unless otherwise terminated upon mutual agreement of F45 and LIIT. Upon termination or expiration of this agreement, LIIT must: (i) immediately cease all use and application of the licensed intellectual property; (ii) promptly return to F45, or otherwise dispose of as F45 may instruct, all documents, databases, lists and materials (whether hard copy or electronic form) including any advertising and promotion material, labels, tags, packaging material, advertising and promotional matter and all other material relating to the licensed intellectual property in the possession or control of LIIT; and (iii) immediately cease to hold itself out as having any rights in relation to the licensed intellectual property from the date of termination.

The Company recognized $1.0 million and $1.5 million of revenue, respectively, and $0 and $1.2 million of cost of sales, respectively, in conjunction with the transaction with LIIT LLC during the years ended December 31, 2021 and 2020. The outstanding receivable balance as of December 31, 2021 and 2020 was $1.5 million and $1.5 million, respectively.

Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise has agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open at least within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 0 studios opened as of December 31, 2021 under the multi-unit studio agreement.

Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with some of the franchise agreements in the United States entered into since July 2019, Club Franchise is required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue~~,~~ regardless of whether such studios are open. Club Franchise has also agreed to pay the Company an upfront establishment fees of $7,500,000 as follows: (i) $1,875,000 upon execution of the multi-unit studio agreement (which amount has been paid as of December 31, 2021); (ii) $1,875,000 by June 2022; (iii) $1,875,000 by December 2022; and (iv) $1,875,000 by December 2023. Club Franchise is required to pay monthly franchise fees to the Company in respect of additional studios with monthly franchise fees for 150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company other fees, including fees related to marketing and equipment and merchandise, some of which the Company has agreed to provide at a discounted rate.

The Company recognized $4.0 million of franchise revenue and $16.2 million of equipment and merchandise revenue in conjunction with the transaction with Club Franchise Group LLC during the year ended December 31, 2021. With respect to this transaction, the Company recognized $6.1 million of cost of equipment and merchandise revenue for the year ended December 31, 2021. There was no outstanding receivable balance owed by Club Franchise as of December 31, 2021. The Company recognized $4.4 million of unbilled receivable in other long-term assets in the consolidated balance sheets as of December 31, 2021.

Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 13—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies in accordance with ASC 450, Contingencies. As of December 31, 2021, the Company had established a litigation accrual of $4.2 million in accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. The Company’s accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The litigation accrual may change in the future due to new developments in a particular matter or changes in approach such as a change in settlement strategy in dealing with these matters.The Company discloses the amount accrued if the Company believes it is material or if the Company believes such disclosure is necessary for the Company’s consolidated financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and the Company adjusts the accruals and disclosures accordingly. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company leases ten office buildings in the United States and other international locations. Future minimum lease payments, which include non-cancelable operating leases as of December 31, 2021, are as follows (in thousands):

Operating Leases
2022	$2,515
2023	3,408
2024	2,702
2025	2,601
2026	2,377
Thereafter	10,109
Total minimum lease payments	$23,712

Rent expense under operating leases was approximately $2.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. The Company has presented rent expense during these periods in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

In December 2020, the Company entered into a lease agreement (“Lease”) to lease 44,171 square feet of office space in Austin, Texas. The Lease has an initial term of eight years and one five-year tenant renewal option, with the initial term beginning after completion of leasehold improvements or 180 days after the space was delivered to the Company to begin leasehold improvements. The Company is obligated to make rent payments totaling approximately $13.9 million over the initial term, with $1.6 million of rent during the first year subject to rent escalations on an annual basis throughout the initial term. In connection with the Lease, the Company is entitled to receive a tenant improvement allowance of $3.8 million funded by the landlord. The Company was given the right to control physical access to the leased space to begin leasehold improvements on March 1, 2021, which is considered the lease commencement date used in calculating the straight-line rent expense as the Company is deemed the accounting owner of the leasehold improvement assets. The Company recorded $3.8 million of tenant improvement allowance as deferred rent as of December 31, 2021 and amortized $0.3 million as reductions to rent expense over the lease term of approximately 9.4 years for the year ended December 31, 2021.

As of December 31, 2021, the Company had an outstanding guarantee of $2.6 million in aggregate total for lease payments related to four franchisee studio leases in the state of California with non-cancelable lease periods ranging from 4 to 10 years.

Promotional agreements

Liability-classified awards

On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark is entitled to receive additional performance-based cash compensation based on the Company’s enterprise value. On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew, Inc. (“Malibu Crew”). Both of these promotional agreements expire on October 14, 2025. As of December 31, 2021, the Malibu Crew concept is still in the incubation phase.

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, DB Ventures will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or $5 million on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75%ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs.

On April 12, 2021, the Company entered into a promotional agreement with Magic Johnson
Entertainment (“MJE”). Pursuant to this agreement, MJE will provide certain promotional services to the Company in exchange for compensation. In connection with the Company becoming publicly traded on July 15, 2021, MJE agreed to a cash payment of $4.0 million in lieu of equity compensation that MJE was entitled to receive as a result of the IPO. The prepayment of $4.0 million was recorded as prepaid expenses in the consolidated balance sheets and the amount is amortized ratably over the service period. Additionally, in connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant MJE a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a vesting event based on increases in the Company’s market capitalization as defined in the agreement. The agreement between the Company and MJE terminates on January 23, 2026.

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant CDP a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. As of December 31, 2021, the Avalon House concept is still in the incubation phase.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky. whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of December 31, 2021, these studios and associated start-up costs had yet to commence.

In connection with the achievement of the IPO on July 15, 2021, the Company recognized total stock-based compensation expense of $4.5 million in connection with the promotional agreements entered with ABG-Shark, DB Ventures, MJE, and CDP for the year ended December 31, 2021. The Company determined that the common stock to be issued upon settlement of the promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP are liability-classified awards. As of December 31, 2021, the Company recorded $4.2 million of stock-based compensation liability in accounts payable and accrued expenses and $0.3 million of stock-based compensation liability in other long-term liabilities in the consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of December 31, 2021 were as follows:

As of December 31, 2021
Risk-free interest rate	0.21% - 1.18%
Expected dividend yield	—
Expected term in years	0.04 - 4.5
Expected volatility	20.30% - 29.20%

Equity-classified awards

On December 17, 2021, the Company entered into a promotional agreement with Timothy Kennedy (“TK”). Pursuant to this agreement, effective December 30, 2021, Timothy Kennedy will provide certain promotional services to the Company in exchange for annual compensation and $0.1 million of the Company’s Restricted Stock Awards (“RSAs”) for each 12-month period of service. RSAs will vest 100% upon each of the first four one-year anniversaries of the services being provided. The agreement between the Company and TK terminates on December 16, 2026. The Company determined that the RSAs granted to TK are equity-classified awards. The stock-based compensation expense related to the RSAs is recognized ratably over the requisite service period in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

See Note 15—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the year ended December 31, 2021, respectively.

Note 14—Convertible preferred stock and stockholders’ equity (deficit)
Issuance of convertible preferred stock and common stock

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, on July 14, 2021, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005, and 11,000,000 shares of preferred stock, all with par values of $0.0001. As of December 31, 2021 and 2020, the Company had 95,806,063 and 29,281,514 shares of common stock, respectively. As of December 31, 2021 and 2020, the Company had no and 9,854,432 shares of convertible preferred stock issued and outstanding, respectively. Issued and outstanding shares of common stock for the year ended December 31, 2021 includes 5,251,492 of restricted stock units (“RSUs”) which were vested, but not yet issued.

As part of the transaction with MWIG and in return for Flyhalf Acquisition Company Pty Ltd acquiring 100% of the shares in F45 Aus Hold Co, the Company issued 58,000,000 shares of its common stock to F45 Aus Hold Co’s existing stockholders. In addition, Flyhalf Acquisition Company Pty Ltd made a payment to F45 Aus Hold Co’s existing stockholders of $100 million.

The payment of $100 million was funded by MWIG, subscribing for 10,000,000 shares of preferred stock at $10.00 per share in the Company. This amount was ultimately paid to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co. Further, Flyhalf Acquisition Company Pty Ltd issued $50.0 million secured promissory notes to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co (the “Sellers Notes”). The $100.0 million payment, $50.0 million Sellers Notes and related interest thereon have been recorded as a dividend in the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) during the year ended December 31, 2019. In addition to the initial issue of 10,000,000 shares of Preferred Stock, MWIG was granted an option to acquire an additional 1,000,000 shares of Preferred Stock for $10.00 per share under the SPA. The $10.0 million in funds raised by the issue of the additional Preferred Stock were used in full to partially settle the outstanding Sellers Notes.

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

In July 2021, due to the completion of a public offering, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00. There were no shares of convertible preferred stock outstanding as of December 31, 2021.

Note 15—Stock-based compensation

Issuance of restricted stock units

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, on March 15, 2019, the Company entered into a promotional agreement with Mark Wahlberg (“Mr. Wahlberg”), a member of the Company’s Board of Directors and an investor in MWIG, pursuant to which Mr. Wahlberg agreed to provide promotional services to the Company. In exchange for the agreed upon services provided in the promotional agreement, the Company issued 2,738,648 RSUs to Mr. Wahlberg.

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

The Company determined that the RSUs are equity classified awards that contained both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest.

On July 5, 2021, the Company approved the acceleration of Mr. Wahlberg’s RSUs such that 100% of the RSUs granted to Mr. Wahlberg are fully vested concurrent with and subject to the consummation of the IPO, effectively eliminating the market condition based on the achievement of prescribed Company equity values. The RSUs shall be settled in shares of common stock on a date determined by the Company during 2022 but no later than March 15, 2022. All remaining terms and conditions in the original promotional agreement are still applicable. The Company determined the modification of the RSUs as a Type IV modification in accordance with ASC 718, Compensation - Stock Compensation, because at the modification date, both the original and modified awards were considered improbable of vesting as the performance condition has not been met on the modification date of July 5, 2021. The Company utilized the assumed initial public offering price of $16.00 per share as the modification date fair value.

In connection with the Company becoming publicly traded on July 15, 2021, the fair value of the RSUs of 2,738,648 fully vested and was recognized as compensation expense in the amount of $43.8 million for the year ended December 31, 2021, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

2021 Incentive Plan

The Company’s stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to the employees, directors and consultants of the Company, which are stock options (“SOs”), RSUs and RSAs. The purpose of the plan is to assist the Company in securing and retaining the service of eligible award recipients to provide incentives to employees, directors and consultants and promote the long-term financial success of the Company and thereby increase stockholder value. In accordance with the 2021 Incentive Plan, subject to adjustment for certain dilutive or related events, the maximum aggregate number of shares that may be subject to stock awards and sold under this plan is 5,000,000 shares, or the share reserve (“Share Reserve”). Beginning on January 1, 2022 and ending on January 1, 2031, the Share Reserve will automatically increase on January 1 of each year during the term of the 2021 Incentive Plan in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of common stock outstanding on the preceding December 31.

Employees meeting certain employment qualifications are eligible to receive stock-based awards. In accordance with the Company’s accounting policy, forfeitures of SOs, RSUs and RSAs are accounted for as they occur.

Stock options

SOs granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of stock options issued by the Company are subject to only service vesting conditions. For the year ended December 31, 2021, the total number of shares subject to outstanding SOs was 252,737.

The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

Weighted-average fair value (1)	$4.67
Risk-free interest rate (2)	0.92% - 1.33%
Expected dividend yield (3)	—
Expected volatility (4)	26.3% - 29.2%
Expected term in years	5.46 - 5.76

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips
(3)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.
(4)	Selected volatility is relevered equity volatility based on median asset volatility.

A summary of option activity under the employee share option plan as of December 31, 2021, and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	—	$—		$—
Granted	267	15.93
Exercised	—	—
Forfeited or expired	(15)	16.00
Outstanding as of December 31, 2021	252	$15.92		$—
Vested and Exercisable	63	$15.92		$—
Expected to Vest	189	$15.92	1.55	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of December 31, 2021. The aggregate intrinsic value of vested and unvested option as of December 31, 2021 was $0, since the options are out-of-the-money. The aggregate intrinsic value is the difference between the Company’s closing stock price of $10.89 on the last trading day of December 31, 2021 and the exercise price of $16.00 multiplied by the number of in-the-money options. All the options were out-of-the-money. The total grant date fair value of the options vested during the year ended December 31, 2021 was $0.3 million, which was included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the total unrecognized pre-tax stock-based compensation expense related to the ISO was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 1.55 years. The maximum contractual term of the SO is approximately three years.

Restricted stock units

RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on a RSU during the period it is unvested. The RSUs granted by the Company are subject to service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements. For the year ended December 31, 2021 the total number of shares subject to outstanding RSUs was 3,509,423.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	—	$—
Granted	3,676	15.48
Vested	(2,513)	15.34
Forfeited	(166)	16.00
Outstanding as of December 31, 2021	997	$15.74

The total grant date fair value of RSUs vested during the year ended December 31, 2021 was $38.8 million, which was included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $15.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.47 years. The maximum contractual term of RSUs is approximately three years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares; the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. For the year ended December 31, 2021, the total number of shares subject to outstanding RSAs was 116,949.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSAs.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	—	$—
Granted	117	14.60
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	117	$14.60

The total grant date fair value of RSAs vested during the year ended December 31, 2021 was $0. As of December 31, 2021, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was $0.8 million, which was included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.42 years. The maximum contractual term of the RSAs is less than one year.

Non-employee promotional agreements

Liability classified awards

As described in Note 13—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance, market and service conditions.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of December 31, 2021, the market conditions have not been met on any of the non-employee promotional agreements. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021.

Equity-classified awards

The promotional agreement with TK included RSAs that contain equity-based payment, which has a service condition.The Company determined that the RSAs granted to TK are equity based awards that contains a service condition to vest. The stock-based compensation expense related to the RSAs are recognized ratably over the requisite service period in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Note 16—Basic and diluted net loss per share

The computation of net loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(182,715)	$(25,289)
Net loss allocated to participating preferred shares	—	—
Net loss attributable to common stockholders—basic and diluted	$(182,715)	$(25,289)

Denominator:
Weighted average common shares outstanding—basic and diluted	60,195,201	50,434,598

Net loss per common share:
Basic and diluted	$(3.04)	$(0.50)

Anti-dilutive securities excluded from diluted loss per common share:
Unvested restricted stock units	2,835,019	—
Unvested restricted stock awards	116,949	—
Stock options to purchase common stock	252,737	—
Convertible preferred stock	—	9,854,432
Restricted stock units	—	2,738,648
Convertible notes	—	5,856,302
Total	3,204,705	18,449,382

Note 17—Segment and geographic area information

The Company’s operating segments align with how the Company manages its business interacts with its franchisees on a geographic basis. F45 is organized by geographic region based on the Company’s strategy to become a globally recognized brand. F45 has three reportable segments: United States, Australia and Rest of World. The Company refers to “United States” as the operations in the United States and South America. The Company refers to “Australia” as the operations in Australia, New Zealand and the immediately surrounding island nations. The Company refers to “Rest of World” as the operations in locations other than the United States and Australia. The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, Messrs. Adam Gilchrist and Chris Payne. Segment information is presented in the same manner that the Company’s CODM reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$44,627	$4,416	$40,211	$30,962	$6,996	$23,966
Equipment and merchandise	43,539	17,689	25,850	14,086	10,053	4,033
	$88,166	$22,105	$66,061	$45,048	$17,049	$27,999
Australia:
Franchise	$12,878	$552	$12,326	$10,577	$760	$9,817
Equipment and merchandise	6,678	4,825	1,853	6,307	6,158	149
	$19,556	$5,377	$14,179	$16,884	$6,918	$9,966
Rest of World:
Franchise	$16,202	$467	$15,735	$11,016	$181	$10,835
Equipment and merchandise	10,098	5,944	4,154	9,365	5,502	3,863
	$26,300	$6,411	$19,889	$20,381	$5,683	$14,698
Consolidated:
Franchise	$73,707	$5,435	$68,272	$52,555	$7,937	$44,618
Equipment and merchandise	60,315	28,458	31,857	29,758	21,713	8,045
	$134,022	$33,893	$100,129	$82,313	$29,650	$52,663

One customer in the United States accounted for $20.2 million, or 15%, of the Company’s total revenues for the year ended December 31, 2021. None of the Company’s customers accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2020.

Selling, general and administrative expenses, other income, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated net loss is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Segment gross profit	$100,129	$52,663
Selling, general, and administrative expenses	182,667	57,827
Loss on derivative liabilities	48,603	8,818
Interest expense, net	59,353	9,399
Other income, net	(722)	(1,154)
(Benefit) provision for income taxes	(7,057)	3,062
Net loss	$(182,715)	$(25,289)

For the years ended December 31, 2021, the Company’s had CIP additions of $2.2 million in the United States. For the year ended December 31, 2020, the Company’s long-lived asset additions were not significant.

Note 18—Subsequent events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow for timely decisions regarding disclosure.

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Continuation of Previously Reported Material Weaknesses

As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously reported material weaknesses our prospectus filed in July 2021. As described below, management has identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 31, 2021.

Financial Close Process

As previously described in the Company’s Final Prospectus, dated July 14, 2021, filed in connection with our IPO, for the year ended December 31, 2020, management had identified a material weakness in our internal controls over financial reporting related to the financial close process.

As the result of management’s internal control design and operational assessments as of December 31, 2021, management noted that the Company had identified control deficiencies within the financial close processes as the Company has not properly designed or maintained effective controls over our financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis. This includes an inadequate level of precision in management’s reviews of accounting documentation and journal entries, including a lack of evidence to support that a review had been performed.

As of December 31, 2021, management evaluated the design and operational effectiveness of our internal controls and has concluded that the previously reported material weakness remains unremediated related to our financial closing and reporting process.

Based on deficiencies identified above, the Company has identified and implemented additional processes, procedures and controls as noted below to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures in this area. The Company initiated and implemented the following corrective actions:

•developed, formalized and implemented additional management review controls across the organization in order to add more comprehensive levels of review and approval for significant transactions;

•enhanced and refined our quarterly and annual financial analysis and procedures to allow for more timely and substantive review of financial results before the filing of the quarterly reports of Form 10-Q and Annual Report on Form 10-K;

•commenced the implementation of certain modules within our accounting system to automate and provide better tracking and more timely reporting of certain processes; and

•retained an outside consultant to assist the Company in refining and testing the internal controls over financial reporting that are in place at the Company, including within the financial close process.

The Company believes the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the steps taken to address the material weakness have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. The Company will continue to monitor the effectiveness of these controls and will make further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

Remediation of Previously Report Material Weaknesses

The Company previously reported material weaknesses in our prospectus filed in July 2021. As more fully described below, the Company has identified and implemented additional processes, procedures and controls to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The Company regularly reviewed our progress toward remediating these material weaknesses with our audit committee during 2021.

Segregation of Duties

As previously report in our prospectus filed in July 2021, a lack of segregation of duties existed in certain key financial reporting processes, including a lack of separation between the preparer and reviewer of journal entries; individual users with administrative access to the general ledger, billing and payroll systems also having access to post journal entries; and insufficient implementation of the automated approval hierarchy for invoices in our billing system to ensure reviews were being performed by the appropriate personnel.

In an effort to remediate the identified material weakness, the Company initiated and implemented the following corrective actions:

•hired additional accounting personnel to implement more robust internal controls and enhanced financial reporting;

•maintain sufficient accounting personnel so that journal entries and account reconciliations are reviewed by someone other than the preparer, including retaining evidence of the reviews performed by management;

•implemented a more robust enterprise resource planning, or ERP, system to assist with the monthly close process, segregation of duties and the timely review and recording of financial transactions; and

•restrict access to our financial systems to appropriate personnel and implementing segregation of duties within our finance and accounting processes.

Inadequate documentation of accounting policies and internal controls

As previously report in our prospectus filed in July 2021, a lack of formal documentation of policies and internal controls being followed by us existed, including, but not limited to, entity-level controls involving risk assessment procedures and conclusions, tools to prevent a cybersecurity breach and controls designed to prevent or detect fraud.

In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•adopted formal internal control processes and documentation related to controls that address the elements of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Framework; and

•documented key accounting policies and established a process for their periodic updates as well as a review and approval process over each policy. Protocols were established for the maintenance and availability of such policies to accounting personnel.

Implementation of management's remediation plans described above have strengthened our internal control over financial reporting and addressed the material weaknesses identified above. Based on its assessment, management concluded that these material weaknesses have been remediated as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Any stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, or Rule 14a-8, for inclusion in the Company’s proxy materials for the 2022 Annual

Meeting must be received by our Secretary at our principal executive offices no later than 5:00 pm Central Time on March 31, 2022. Any proposal received after such date will be considered untimely. Such proposals also need to comply with all of the requirements of our Bylaws and the Securities and Exchange Commission stockholder proposal rules.
Part III.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the headings “Directors, Executive Officers, and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our investor relations website located at www.f45training.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the headings “Executive Compensation” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the heading “Certain Relationships and Related Transactions” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the heading “Independent Registered Public Accounting Firm.”

Part IV.

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

a.Consolidated Financial Statements
1.Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.Consolidated Balance Sheets as of December 31, 2021 and 2020
3.Consolidated Statements of Operations and Comprehensive Loss
4.Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
5.Consolidated Statements of Cash Flows

i.Notes to the Consolidated Financial Statements
1.All schedules have been omitted because they are not required or the required information is included in our consolidated financial statements and notes thereto.
ii.Exhibits
1.The Following exhibits are filed herewith or incorporated by reference to the location indicated below:

Exhibit Number	Description
2.1#
Asset Purchase Agreement, dated as of March 31, 2021, by and among F45 Training Incorporated, FW SPV LLC, and FW SPV II LLC (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

3.1
Amended and Restated Certificate of Incorporation, effective as of July 19, 2021 (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021 and incorporated herein by reference).

3.2
Amended and Restated Bylaws, effective as of July 19, 2021 (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021 and incorporated herein by reference).

4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.
10.1#
Amended and Restated Credit Agreement, dated as of August 13, 2021, among F45 Training Holdings Inc., the guarantors party, JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, and other lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021 and incorporated herein by reference).

10.2
Subordinated Credit Agreement, dated as of October 6, 2020, by and among F45 Training Holdings Inc., the other loan parties thereto, the lenders party thereto, and Alter Domus (US) LLC, as Administrative Agent and Australian Security Trustee (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.3
Subordinated Convertible Credit Agreement, dated as of October 6, 2020 by and among F45 Training Holdings Inc., and the holders party thereto (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.4
Share Purchase Agreement, by and among F45 Training Holdings Inc., Flyhalf Acquisition Company Pty Ltd, MWIG LLC, F45 Aus Hold Co Pty Ltd. and Sellers, dated as of March 15, 2019 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.5
F45 Training Holdings Inc. Third Amended and Restated Stockholders’ Agreement, dated as of July 14, 2021, by and among F45 Training Holdings Inc., MWIG LLC, Kennedy Lewis Management LP, L1 Capital Long Short Fund, L1 Long Short Fund Limited, L1 Capital Global Opportunities Master Fund, L1 Capital Long Short (Master) Fund, GIL SPE, LLC, and the other stockholders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021 and incorporated herein by reference).

10.6
Guaranty, by and among F45 Training Holdings Inc., Adam James Gilchrist, Robert Benjamin Deutsch, and The 2M Trust, dated as of March 15, 2019 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.7
Secured Promissory Note issued by Flyhalf Acquisition Company Pty Ltd to Adam James Gilchrist for the principal sum of $22,500,000, dated as of March 15, 2019 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.8
Secured Promissory Note issued by Flyhalf Acquisition Company Pty Ltd to Robert Benjamin Deutsch for the principal sum of $22,500,000, dated as of March 15, 2019 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.9
Secured Promissory Note issued by Flyhalf Acquisition Company Pty Ltd to The 2M Trust for the principal sum of $5,000,000, dated as of March 15, 2019 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.10
Promotional Agreement, by and between F45 Training Holdings Inc. and Mark Wahlberg, dated as of March 15, 2019 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.11
Common Stock Sale Agreement, dated as of October 6, 2020, by and between Robert B. Deutsch and F45 Training Holdings Inc. (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.12
Common Stock Sale Agreement, dated as of October 6, 2020, by and between 2M Properties Pty Ltd (CAN 109 057 383), as trustee for The 2M Trust, and F45 Training Holdings Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.13†
Non-Employee Director Compensation Program (filed as Exhibit 10.16 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.14†
Form of Indemnification Agreement between F45 Training Holdings Inc. and each of its directors and executive officers (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.15†
F45 Training Holdings Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.16†
Form of Stock Option Agreement under F45 Training Holdings Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.17†
Form of Non-Employee Director Restricted Stock Agreement under F45 Training Holdings Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.18†
Form of Restricted Stock Unit Agreement under F45 Training Holdings Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.19†
Letter Agreement, dated as of September 10, 2019, by and between F45 Training Incorporated and Elliot Capner (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.20†
Letter Agreement by and between F45 Training Incorporated and Heather Christie, dated as of July 13, 2018 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.21†
Amendment to Letter Agreement, by and between F45 Training Incorporated and Heather Christie, dated as of January 16, 2020 (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.22
Amended and Restated Promotional and Advisory Services Agreement, entered into as of April 12, 2021, by and between F45 Training Holdings Inc. and Magic Johnson Entertainment d/b/a Magic Johnson Enterprises f/s/o Earvin Johnson, Jr. (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.23
Promotional Agreement, entered into as of November 24, 2020, by and between F45 Training Holdings Inc. and DB Ventures Limited (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.24
Promotional Agreement, entered into as of October 15, 2020, by and between F45 Training Holdings Inc. and ABG-Shark, LLC (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.25
Promotional Agreement, entered into as of October 15, 2020, by and between Malibu Crew, Inc. and ABG-Shark, LLC (filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.26†
Restrictive Covenant Agreement, entered into as of October 6, 2020, by and between F45 Training Incorporated and Adam Gilchrist (filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.27#
Asset Transfer and Licensing Agreement, dated as of June 23, 2020, between F45 Training Incorporated and LIIT LLC (filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.28#
Amended and Restated Sale Cooperation Agreement, entered into as of October 6, 2020, by and between F45 Training Holdings Inc., Robert B. Deutsch, Adam J. Gilchrist, and MWIG LLC (filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.29
Intellectual Property License Agreement, dated as of March 31, 2021, by and among F45 Training Incorporated, FW SPV LLC and FW SPV II LLC (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021 and incorporated herein by reference).

10.30
Promotional Agreement, entered into June 25, 2021, effective July 1, 2021, by and between F45 Training Holdings Inc. and Craw Daddy Productions, Inc. f/s/o Cindy Crawford (filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.31
Promotional Agreement, entered into June 25, 2021, effective July 1, 2021, by and between Avalon House, Inc. and Craw Daddy Productions, Inc. f/s/o Cindy Crawford (filed as Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.32#
Executive Employment Agreement, entered into as of July 5, 2021, by and between Adam Gilchrist and F45 Training Holdings Inc. (filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.33#
Executive Employment Agreement, entered into as of July 5, 2021, by and between Luke Armstrong and F45 Training Holdings Inc. (filed as Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.34#
Executive Employment Agreement, entered into as of July 5, 2021, by and between Chris Payne and F45 Training Holdings Inc. (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

10.35
Executive Employment Agreement, entered into as of July 5, 2021, by and between Patrick Grosso and F45 Training Holdings Inc. (filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2021 and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page on this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Management contract or compensatory plan arrangement.

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. F45 Training Holdings Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2022	By:	/s/ Chris Payne
Chris Payne
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Adam J. Gilchrist	President, Chief Executive Officer and Director(Principal Executive Officer)	March 22, 2022
Adam J. Gilchrist

/s/ Chris E. Payne	Chief Financial Officer and Director(Principal Accounting and Financial Officer)	March 22, 2022
Chris E. Payne

/s/ Michael T. Raymond	Director	March 22, 2022
Michael T. Raymond

/s/ Darren Richman	Director	March 22, 2022
Darren Richman

/s/ Mark Wahlberg	Director	March 22, 2022
Mark Wahlberg

/s/ Angelo Demasi	Director	March 22, 2022
Angelo Demasi

/s/ Richard Grellman	Director	March 22, 2022
Richard Grellman

/s/ Elizabeth Josefsberg	Director	March 22, 2022
Elizabeth Josefsberg

/s/ Ben Coates	Director	March 22, 2022
Ben Coates

/s/ Lee Wallace	Director	March 22, 2022
Lee Wallace