Form 10-Q
period 2022-03-31
F45 Training Holdings Inc.
filed 2022-05-16
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
As of May 13, 2022, there were approximately 95,675,094 shares of the registrant's common stock outstanding.
1

F45 Training Holdings Inc.
Form 10-Q

2

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
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the header “Risk Factors” beginning on Page 62 of this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on historical performance, management’s current expectations and projections about future events and trends that management believes may affect our business, results of operations, financial condition and prospects in light of information currently available to us.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward- looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking
3

statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,992	$42,004
Accounts receivable, net	45,200	27,788
Due from related parties	2,739	2,442
Inventories	16,622	12,300
Deferred costs	2,021	1,887
Prepaid expenses	32,724	12,706
Other current assets	18,442	9,515
Total current assets	131,740	108,642
Property and equipment, net	8,870	5,645
Deferred tax assets, net	22,755	22,716
Goodwill	4,614	4,614
Intangible assets, net	28,921	28,446
Deferred costs, net of current	12,476	11,871
Other long-term assets	27,246	21,960
Total assets	$236,622	$203,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$38,519	$36,594
Deferred revenue	10,452	7,137
Interest payable	174	276
Income taxes payable	12,144	9,624
Total current liabilities	61,289	53,631
Deferred revenue, net of current	3,865	7,385
Long-term debt, net of current	31,600	—
Other long-term liabilities	13,717	12,605
Total liabilities	110,471	73,621
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.00005 par value; 95,682,833 and 95,806,063 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	655,405	662,946
Accumulated other comprehensive income	1,509	603
Accumulated deficit	(356,049)	(358,561)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' equity	126,151	130,273
Total liabilities and stockholders' equity	$236,622	$203,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Franchise (Related party: $2,616 and $45 for the three months ended March 31, 2022 and 2021, respectively)	$19,860	$13,156
Equipment and merchandise (Related party: $7 and $0 for the three months ended March 31, 2022 and 2021, respectively)	30,148	5,035
Total revenues	50,008	18,191
Costs and operating expenses:
Cost of franchise revenue	1,231	1,214
Cost of equipment and merchandise (Related party: $3,286 and $941 for the three months ended March 31, 2022 and 2021, respectively)	10,943	3,181
Selling, general and administrative expenses	32,090	16,828
Total costs and operating expenses	44,264	21,223
Income (loss) from operations	5,744	(3,032)
Loss on derivative liabilities, net	—	25,505
Interest expense, net	126	8,415
Other expense, net	570	291
Income (loss) before income taxes	5,048	(37,243)
Provision (benefit) for income taxes	2,536	(398)
Net income (loss)	$2,512	$(36,845)

Other comprehensive income (loss)
Unrealized gain on interest rate swap, net of tax	—	71
Foreign currency translation adjustment, net of tax	906	(32)
Comprehensive income (loss)	$3,418	$(36,806)

Earnings (loss) per share
Basic	$0.03	$(1.26)
Diluted	$0.03	$(1.26)

Shares used in computing earnings per share
Basic	95,709,671	29,281,514
Diluted	96,687,283	29,281,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	95,806,063	$5	$662,946	$(174,720)	$603	$(358,561)	$130,273
Stock-based compensation	—	—	—	—	487	—	—	—	487
Vested restricted stock awards	—	—	7,739	—	—	—	—	—	—
Vested restricted stock units to be issued in association with promotional agreement	—	—	914,692	1	2,963	—	—	—	2,964
Shares withheld related to net share settlement of equity awards	—	—	(1,045,661)	—	(10,991)	—	—	—	(10,991)
Net income	—	—	—	—	—	—	—	2,512	2,512
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	906	—	906
Balances as of March 31, 2022	—	$—	95,682,833	$6	$655,405	$(174,720)	$1,509	$(356,049)	$126,151

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(982)	$(175,846)	$(340,091)
Net loss	—	—	—	—	—	—	—	(36,845)	(36,845)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	71	—	71
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(32)	—	(32)
Balances as of March 31, 2021	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(943)	$(212,691)	$(376,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$2,512	$(36,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	286	71
Amortization of intangible assets	888	133
Amortization of deferred costs	626	448
Accretion and write-off of debt discount	—	1,376
Bad debt expense	1,464	1,666
Stock-based compensation	2,073	—
Deferred income taxes	—	361
In-kind marketing	57	—
Loss on derivative liabilities, net	—	25,505
Provision for inventories	(52)	—
Paid-in-kind interest accrual	—	6,300
Unrealized foreign currency transaction gains	381	151
Changes in operating assets and liabilities:
Due from related parties	(294)	1,084
Accounts receivable, net	(16,413)	(5,306)
Inventories	(4,160)	(3,495)
Prepaid expenses	(20,085)	292
Other current assets	(12,498)	(1,021)
Deferred costs	(1,194)	(668)
Other long-term assets	(8,068)	(1,594)
Accounts payable and accrued expenses	1,963	6,891
Deferred revenue	3,527	3,654
Interest payable	(104)	(39)
Income taxes payable	3,149	(432)
Other long-term liabilities	952	1,267
Net cash used in operating activities	(44,990)	(201)
Cash flows from investing activities
Purchases of property and equipment	(2,117)	(67)
Purchases of intangible assets	(1,296)	(112)
Net cash used in investing activities	(3,413)	(179)
Cash flows from financing activities
Borrowings under revolving facility	31,600	—
Repayments under term facility	—	(1,313)
Taxes paid related to net share settlement of equity awards	(10,991)	—
Net cash provided by (used in) financing activities	$20,609	$(1,313)
Effect of exchange rate changes on cash and cash equivalents	(218)	(384)
Net decrease in cash and cash equivalents	(28,012)	(2,077)
Cash and cash equivalents at beginning of period	42,004	28,967
Cash and cash equivalents at end of period	$13,992	$26,890

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Income taxes paid	$222	$—
Interest paid	68	601

Supplemental disclosure of noncash financing and investing activities:
Property and equipment included in accounts payable and accrued expenses	$1,008	$—
Intangible assets included in accounts payable and accrued expenses	184	—
Deferred offering costs included in accounts payable and accrued expenses	—	194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Nature of the business and basis of presentation

Organization

F45 Training Holdings Inc. (“F45 Training Holdings,” the “Company,” or “F45”) was incorporated in the State of Delaware on March 12, 2019 as a C-Corp. The Company and its subsidiaries are engaged in franchising and licensing the F45 Training brand to fitness facilities in multiple countries across the globe.

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

Pursuant to the SPA and in return for acquiring 100% of the shares in F45 Aus Hold Co, F45 Training Holdings issued 29,000,000 shares of common stock to the existing stockholders of F45 Aus Hold Co proportionate to their relative ownership of the common stock of F45 Aus Hold Co and its wholly-owned subsidiaries. As a result of this transaction, there was no change in control. All references to shares in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements presented herein, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the effects of the transaction retrospectively as of the earliest period presented in the condensed consolidated financial statements.

Initial public offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on July 14, 2021, and the Company’s common stock began trading on the New York Stock Exchange on July 15, 2021. On July 15, 2021, the Company completed its IPO of 20,312,500 shares of the Company’s common stock, $0.00005 par value per share at an offering price of $16.00 per share. The Company sold 18,750,000 shares and one of the Company’s existing stockholders sold an aggregate of 1,562,500 shares. The Company received aggregate net proceeds of approximately $277.8 million after deducting underwriting discounts, commissions and other offering costs. Immediately prior to the closing of the IPO, the Company amended and restated its articles of incorporation and its bylaws authorizing an increase of capital stock to 215,000,000 shares with a par value of $0.00005 per share.

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

On August 13, 2021, the underwriters in the Company’s IPO exercised in part their over allotment option to purchase an additional 307,889 shares of the Company’s common stock from the Company and to purchase an additional 1,231,555 shares of the Company’s common stock from the selling stockholder at a public offering price of $16.00 per share. The over-allotment sale was consummated on August 17,

2021 and the Company received $4.6 million in net proceeds from the purchase of the additional 307,889 shares after deducting underwriting discounts and commissions and utilized the net proceeds for continuing operations and to pay expenses related to the offering.

Basis of presentation

The accompanying interim condensed consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“the SEC”) regarding interim financial reporting, and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 2—Summary of significant accounting policies

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 2—Summary of significant accounting policies to the audited consolidated financial statements of the Company as of and for the years ended December 31, 2021 and 2020, other than as discussed below.

Stock split

In July 2021, the Company effected a 2-for-1 forward stock split of its common stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became two shares of common stock. The par value per share of common stock was adjusted from $0.0001 to $0.00005. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the stock split.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The change in allowance for doubtful accounts is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$8,132	$5,746
Provisions for bad debts, included in selling, general and administrative	1,464	1,666
Uncollectible receivables written off	(4,230)	(2,659)
Balance at end of period	$5,366	$4,753

One of the Company’s customers accounted for approximately 19% of the Company’s accounts receivable as of March 31, 2022. None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2021. Two of the Company’s customers accounted for approximately 39% of the Company’s revenues for the three months ended March 31, 2022. No customers accounted for over 10% of the Company’s revenues for the three months ended March 31, 2021.

Inventories

Inventory is carried at the lower of cost or net realizable value. Inventory primarily consists of finished goods such as merchandise and equipment. The first-in, first-out method is used to determine the cost of inventories held for sale to franchisees. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further charges may be required. The Company wrote off $0.1 million in inventories during the three months ended March 31, 2022 related to obsolete inventory. During the three months ended March 31, 2021, the Company had no write-offs in inventories related to obsolete inventory.

Property and equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Refer to Note 3—Property and equipment, net for useful lives of property and equipment. Leasehold improvements depreciate over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repair costs are expensed in the period incurred. Expenditures for purchases and improvements that extend the useful lives of property and equipment are capitalized and depreciated over the term of the lease or useful life of the equipment. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Construction in progress

Construction in progress (“CIP”) consists of costs associated with the leasehold improvement activities of the Company’s new headquarters in Austin, Texas. Capitalization of these costs ceases and CIP is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until the assets are completed and ready for their intended use. During the three months ended March 31, 2022, the Company moved into the headquarters and placed the assets into service.

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

The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed. These capitalized costs are included in intangible assets and include third-party cost of services procured in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized to selling, general and administrative expenses using the straight-line method over an estimated useful life of three years commencing when the software development project is ready for its intended use. Amounts related to software development that are not capitalized are charged immediately to selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

The Company completes the required annual impairment test of goodwill and indefinite-lived intangible assets annually on October 1. There were no impairment charges recorded on the Company’s long-lived assets, goodwill and indefinite-lived and finite-lived intangible assets during the three months ended March 31, 2022 and 2021.

Revenue from contracts with customers

The Company’s contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a material right related to discounted renewals of the franchise agreements (both reflected in franchise revenue in the condensed consolidated statements of operations and comprehensive income (loss) and equipment and merchandise. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

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

Contract assets

Contract assets primarily consist of unbilled revenue where the Company is utilizing the costs incurred as the measure of progress of satisfying the performance obligation. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period end in accordance with contract terms. The unbilled contract assets are principally the result of a number of multi-unit franchise agreements executed during 2021. As of March 31, 2022 and December 31, 2021, the Company had contract assets of $15.0 million and $4.3 million, respectively, in other current assets, and $22.6 million and $18.4 million, respectively, in other long-term assets. These contract assets are subject to impairment assessment. During the three months ended March 31, 2022, the Company recognized $0.1 million of impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2021, the Company recognized no impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if the Company expects to recover those costs. The Company reviews existing franchisee contract terminations and where terminations are identified associated contract and fulfillment costs are fully impaired. As of March 31, 2022 and December 31, 2021, the Company had $14.5 million and $13.8 million, respectively, of deferred costs to obtain and fulfill contracts with franchisees. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.6 million and $0.4 million amortization of these deferred costs. The amortization of these costs is included in selling, general and administrative expenses for costs to obtain a contract and cost of franchise revenue for costs to fulfill a contract in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2022 and March 31, 2021, the Company recognized no impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Consideration from a vendor

Consideration from a vendor includes rebates that the Company can apply against the purchase price of the equipment acquired from the Company’s suppliers. Such consideration is accounted for by the Company as a reduction to the cost of sales of the related acquired equipment upon delivery to the franchisee. For the three months ended March 31, 2022, the Company recognized $3.2 million of consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive income (loss). Additionally, $2.8 million of consideration from its suppliers is included as a reduction to inventory in the condensed consolidated balance sheets as of March 31, 2022. For the three months ended March 31, 2021, the Company recognized no consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive income (loss).

Leases

The Company recognizes rent expense related to leased office and operating space on a straight-line basis over the term of the lease. During the three months ended March 31, 2022 and March 31, 2021, the rent expense was $1.3 million and $0.2 million, respectively, and recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Advertising

Advertising and marketing costs are expensed as incurred. For the three months ended March 31, 2022 and March 31, 2021, advertising expenses included in selling, general and administrative expenses totaled $6.5 million and $3.5 million, respectively.

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

Tax benefits from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within the provision (benefit) for income taxes.

Foreign currency

The functional currency for the Company is the United States dollar. The Company has determined all other international subsidiaries’ functional currencies are the local currency. The assets and liabilities of the international subsidiaries are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive income (loss). Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award. The Company estimates the fair value of stock-based payment awards subject to both performance and market conditions on the date of grant using a Monte Carlo simulation model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for awards whose vesting is subject to the occurrence of both a performance condition and market condition is recognized immediately at the time the performance condition is achieved. Liability-classified awards are accounted at fair value at the grant date and remeasured at each reporting period until the awards are settled, with all changes in fair value recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period.

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

The carrying amount of cash and cash equivalents, accounts receivable, inventory, and accounts payable and accrued expenses, as reflected on the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

The valuation techniques used to measure the fair value of the Company’s debt instruments and stock-based compensation are based on level 2 or 3 inputs.

Derivative instruments

Interest rate swap

The Company was subject to interest rate volatility on its floating-rate debt. The Company entered into an interest rate swap agreement to manage its exposure to interest rate fluctuations, which terminated in July 2021 in connection with the IPO. The principal objective of these agreements was to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company elected to apply the hedge accounting rules in accordance with authoritative guidance for the agreement. The agreement was carried at fair value as a liability on the consolidated balance sheets.

Changes in the fair value of the agreement designated as a cash flow hedge was recorded as a component of accumulated and was amortized to interest expense over the term of the related debt.

Embedded derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative liabilities. The estimated fair value of the derivative feature is recorded as a liability in the consolidated balance sheets, separate from the carrying value of the host contract. Subsequent changes in the estimated fair value of the embedded derivatives are recorded as a gain or loss in within loss on derivative liabilities in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases (“Topic 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, ASU No. 2019-01, Codification Improvements, ASU No. 2019-10, Effective Dates, and ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement. Topic 842 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company is currently evaluating the impact of adopting Topic 842, the Company expects to recognize right-of-use assets and lease liabilities on its consolidated balance sheets upon adoption. The standard is not expected to have a material impact to the consolidated statements of operations and comprehensive income (loss) and statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Topic 326 was subsequently amended by ASU No. 2018-19, Codification Improvements, ASU No. 2019-04, Codification Improvements, ASU No. 2019-05, Targeted Transition Relief; ASU No. 2019-10, Effective Dates, ASU No. 2019-11, Codification Improvements, ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC section on Effective Date Related to ASU 2016-02, and ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). ASU 2020-04 is effective for the Company upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements; however, the Company does not believe that adoption of ASU 2020-04 will materially impact its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants (“ASU 2021-04”). In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ending December 31, 2022, with early adoption permitted. The Company is currently evaluating the impact of this update and will monitor for modifications or exchanges of the issued freestanding stock options, but at this time does not anticipate the adoption of ASU 2021-04 to have a material impact on the consolidated financial statements.

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

Note 3—Property and equipment, net

Property and equipment, net, consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Estimated Useful Life	March 31, 2022	December 31, 2021
	(years)
Vehicles	5	$263	$177
Furniture and fixtures	7	1,067	542
Office and other equipment	5	1,181	945
Leasehold improvements	Lesser of lease term or useful life	7,387	2,825
Construction in progress	n/a	57	2,241
		9,955	6,730
Less: accumulated depreciation		(1,085)	(1,085)
Total property and equipment, net		$8,870	$5,645

Depreciation expense related to property and equipment was approximately $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Note 4—Acquisitions

Acquisition of Surf & Turf Holdings Pty Ltd (“Vive Active” or “Vive”)

On October 29, 2021, Company entered into a share purchase agreement to acquire 100% of the outstanding stock of Vive Active. Vive Active, located in Australia, provides Pilates classes through its online platform and its studios. The consideration exchanged for the acquisition amounts to $7.5 million (50% cash up front and 50% deferred cash paid no later than 6 months after completion and which is not subject to any other conditions). The stock acquisition was a strategic transaction to leverage Vive’s intellectual property, content, and expertise to supplement the Company’s brands, to expand the Company’s corporate footprint across Australia and key global markets, and to leverage Vive management team’s experience in developing corporate-owned studios,

As of December 31, 2021 and March 31, 2022, the estimated fair values of the acquired assets and assumed liabilities were provisional estimates, based on the Company’s best estimates of fair value. The Company has not been able to obtain all of the necessary information to complete the valuation of each of the assets acquired and liabilities assumed since the acquisition closed late in the year. Consequently, more time is needed to obtain market data information, and adequately review and evaluate the information. These provisional estimates are subject to change as the Company completes all remaining steps in finalizing the purchase price allocation, but the Company does not expect material changes to the preliminary estimates below.

The following table summarizes the fair value of the consideration transferred at the date of acquisition, as well as the calculation of goodwill based on the excess of consideration over the provisional fair value of net assets acquired (in thousands):

Fair value of consideration transferred:
Cash paid to shareholders	$7,521
Less: cash acquired	(19)
Fair value of consideration transferred, net of cash acquired:	$7,502
Less: net assets acquired:
Assets acquired:
Accounts receivable	$7
Inventory	53
Prepaid expenses	31
Other assets	30
Property and equipment, net	1,292
Intangible assets	2,141
$3,554
Liabilities assumed:
Accounts payable and accrued expenses	$(161)
Deferred tax liability	(497)
Short-term debt	(170)
$(828)
Net assets acquired	2,726
Goodwill	$4,776

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

Vive was consolidated into the condensed consolidated financial statements starting on the acquisition date of October 29, 2021. For the three months ended March 31, 2022, $0.7 million and less than $0.1 million of the Company’s consolidated revenue and consolidated net loss, respectively, was attributable to Vive.

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

Note 5—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of March 31, 2022			As of December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$4,614	$—	$4,614	$4,614	$—	$4,614

Internal-use software	3	$4,627	$2,352	$2,275	$3,862	$2,077	$1,785
Trade names & trademarks	n/a	4,058	—	4,058	3,329	—	3,329
Customer contracts	7	1,194	75	1,119	1,194	30	1,164
Acquired software	6 - 9	23,324	1,855	21,469	23,324	1,156	22,168
Total intangible assets, net		$33,203	$4,282	$28,921	$31,709	$3,263	$28,446

The amortization expense of intangible assets was approximately $0.9 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The weighted average remaining life of internal-use software was 1.8 years and 1.6 years as of March 31, 2022 and December 31, 2021, respectively. The weighted average remaining life of acquired software was 4.6 years and 4.8 years as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service as of March 31, 2022, is as follows (in thousands):

Future Amortization
Remainder of 2022	$2,895
2023	3,537
2024	3,180
2025	2,812
2026	2,787
Thereafter	9,652
Total	$24,863

Note 6—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$10,256	$4,777
Accrued sales tax	6,519	5,944
Accrued payroll and benefits	1,707	1,677
Stock-based compensation liability	2,678	4,221
Accrued inventory purchases	15,981	19,862
Other payables	1,378	113
Total	$38,519	$36,594

Note 7—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. The following table reflects the change in deferred revenue during the three months ended March 31, 2022 and 2021 (in thousands):

Deferred Revenue
Balance at December 31, 2021	$14,522
Revenue recognized	(12,008)
Increase	11,803
Balance at March 31, 2022	$14,317

Deferred Revenue
Balance at December 31, 2020	$14,095
Revenue recognized	(7,016)
Increase	10,571
Balance at March 31, 2021	$17,650

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. Total contract revenues from franchisees yet to be recognized as revenue was $198.1 million as of March 31, 2022, of which the Company expects to recognize approximately 23% of the revenue over the next 12 months and the remainder thereafter.

Note 8—Debt

Subordinated Convertible Debt Agreement

On October 6, 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”), whereby the Company issued $100 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes have an annual interest rate of 8.28%, which accrues as paid-in-kind through the duration of the contract. Repayment of principal and accrued interest (“PIK Interest”) may be made in cash or shares of the Company upon the occurrence of certain qualifying events or at the end of the contract term. Interest is accrued over the term of the debt and is payable upon repayment at maturity or earlier upon the occurrence of certain events.

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

Subordinated Second Lien Term Loan

On October 6, 2020, the Company entered into a Subordinated Second Lien Term Loan (“Subordinated Credit Agreement”) with certain lenders which committed the lenders to provide $125 million of financing to the Company in exchange for a note payable. This agreement matures over a five-year period that carries a Paid-In Kind (“PIK”) Interest rate of 13.00%. PIK Interest is accrued over the term of the Subordinated Credit Agreement. The Subordinated Credit Agreement had a maturity date of October 5, 2025.
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

First Lien Loan

The Company entered into a senior Secured Credit Agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See Note 14—Convertible preferred stock and stockholders’ equity (deficit) for further discussion. The remaining availability under the Revolving Facility may be drawn and used for general corporate purposes. The obligations under the Secured Credit Agreement are guaranteed by certain operating subsidiaries of the Company and secured by a majority of the Company’s assets. The Revolving Facility may be prepaid and terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility bore interest at floating rate of LIBOR plus 1.5 percent. The Term Facility principal and interest payments are due quarterly in accordance with an amortization schedule with a maturity date of September 18, 2022.

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

In connection with the Credit Agreement, the Company paid the lenders approximately $0.9 million in fees. Similarly, the Company paid third-party fees of approximately $0.1 million associated with the amendment. The Company concluded that the amendment resulted in a modification of debt rather than a debt extinguishment. As such, the Company determined that all fees incurred in connection with the Credit Agreement would be deferred and amortized over the term of the new arrangement.

The outstanding balance of the Facility as of March 31, 2022 and December 31, 2021 was $31.6 million and $0, respectively. The unamortized debt issuance cost in connection to the Facility as of March 31, 2022 and December 31, 2021 was $0.9 million and $1.0 million, respectively. The availability on the Facility as of March 31, 2022 and December 31, 2021 was $56.9 million and $88.5 million, respectively.

The weighted-average interest rate on the Company’s outstanding debt as of March 31, 2022 was 2.94%. There was no outstanding debt as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with its covenants on the Secured Credit Agreement.

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

Interest expense

Interest expense recorded on the debt facilities was $0.3 million and $8.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 9—Derivative Instruments
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

To hedge the variability in cash flows due to changes in benchmark interest rates, the Company entered into an interest rate swap agreement related to debt issuances. The swap agreement is designated as a cash flow hedge. The derivative's gain or loss is recorded in other comprehensive income (loss) and is subsequently reclassified to interest expense over the life of the related debt.

The Company recognized an unrealized gain of $0.1 million on this instrument during the three months ended March 31, 2021, respectively. The unrealized gain has been presented within other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive income (loss). On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the swap agreement. The Company paid $0.5 million to terminate the Swap Agreement.

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

Note 10—Fair Value

The Company’s carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair value due to their short-term nature of settlement. As of March 31, 2022 and December 31, 2021, none of the Company’s assets or liabilities are currently accounted for at fair value on a recurring basis.

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

Note 11—Income taxes

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

Provision (benefit) for income taxes

The provision for income taxes was $2.5 million for the three months ended March 31, 2022. The benefit for income taxes was $0.4 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 of 50.24% differed from the expected U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential and by current period losses incurred by F45 Holdings Inc. not benefited due to its full valuation allowance. The effective tax rate for the three months ended March 31, 2021 of 1.10% differed from the U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential and interest and penalties for uncertain tax positions.

Note 12—Related party transactions

As discussed in Note 1—Nature of the business and basis of presentation, due to the repurchase of the Company’s shares from two primary directors that occurred in October 6, 2020, the Company no longer considers these two directors as related parties from October 6, 2020 onward.

Group Training, a related party, is owned by certain existing stockholders that are executive officers and directors of the Company, through which they operate two F45 studios in the United States. During the three months ended March 31, 2022, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. During the three months ended March 31, 2021, the Company recognized no franchise revenue from studios owned by Group Training. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2022 and December 31, 2021, the Company had receivables related to fees under this management service agreement of $0.8 million and $0.7 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million of franchise revenue and equipment revenue from studios owned by Messrs. Wahlberg and

Raymond. As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million outstanding receivables. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2022 and 2021, the Company recognized less than $0.1 million franchise revenue, respectively, from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million outstanding receivables from these studios, respectively. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2022 and 2021, the Company incurred expenses totaling approximately $3.3 million and $0.9 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. As of March 31, 2022 and December 31, 2021, the Company had approximately $1.5 million and $1.3 million, respectively, of outstanding payables to the third-party vendor. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2022, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from three studios owned by employees. During the three months ended March 31, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from two studios owned by employees. As of March 31, 2022, the Company had no receivables outstanding related to this revenue, As of December 31, 2021, the Company had receivables outstanding related to this revenue of less than $0.1 million.

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

The Company recognized $0.3 million and no revenue, respectively, and no cost of sales in conjunction with the transaction with LIIT LLC during the three months ended March 31, 2022 and 2021.

The outstanding receivable balance as of March 31, 2022 and December 31, 2021 was $1.8 million and $1.5 million, respectively.

Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise has agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open at least within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 0 studios opened as of March 31, 2022 under the multi-unit studio agreement.

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

The Company recognized $2.3 million of franchise revenue in conjunction with the transaction with Club Franchise Group LLC during the three months ended March 31, 2022. There was a less than $0.1 million and no outstanding receivable balance owed by Club Franchise as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company recognized less than $0.1 million and no unbilled receivable in other short-term assets on the condensed consolidated balance sheets, respectively. The Company recognized $6.7 million and $4.4 million of unbilled receivable in other long-term assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 13—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies (ASC 450). As of March 31, 2022, the Company had established a litigation accrual of $4.0 million in accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company discloses the amount accrued if the Company believes it is material or if the Company believes such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and the Company adjusts the accruals and disclosures accordingly. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company leases twelve office buildings in the United States and other international locations. Future minimum lease payments, which include non-cancelable operating leases at March 31, 2022, are as follows (in thousands):

Operating Leases
Remainder of 2022	$2,208
2023	3,557
2024	2,852
2025	2,749
2025	2,531
Thereafter	10,228
Total Minimum Lease Payments	$24,125

Rent expense for all operating leases was approximately $1.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company has presented rent expense during these periods in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

In December 2020, the Company entered into a lease agreement (“Lease”) to lease 44,171 square feet of office space in Austin, Texas. The Lease has an initial term of eight years and one five-year tenant renewal option, with the initial term beginning after completion of leasehold improvements or 180 days after the space was delivered to the Company to begin leasehold improvements. The Company is obligated to make rent payments totaling approximately $13.9 million over the initial term, with $1.6 million of rent during the first year subject to rent escalations on an annual basis throughout the initial term. In connection with the Lease, the Company is entitled to receive a tenant improvement allowance of $3.8 million funded by the landlord. The Company was given the right to control physical access to the leased space to begin leasehold improvements on March 1, 2021, which is considered the lease commencement date used in calculating the straight-line rent expense as the Company is deemed the accounting owner of the leasehold improvement assets. The Company recorded $3.8 million of tenant improvement allowance as deferred rent as of December 31, 2021 and amortized $0.1 million as reductions to rent expense over the lease term of approximately 9.4 years for the three months ended March 31, 2022.

As of March 31, 2022, the Company had an outstanding guarantee of $2.6 million in aggregate total for lease payments related to four franchisee studio leases in the state of California with non-cancelable lease periods ranging from 4 to 10 years.

Promotional Agreements

Liability-classified awards

On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark is entitled to receive additional performance-based cash compensation based on the Company’s enterprise value. On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew, Inc. (“Malibu Crew”). Both of these promotional agreements expire on October 14, 2025. As of March 31, 2022, the Malibu Crew concept is still in the incubation phase.

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, DB Ventures will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or $5 million on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs. For the three months ended March 31, 2022 and 2021, the Company recorded $1.4 million and $0.5 million in expense related to this agreement, respectively. During the three months ended March 31, 2022, 914,692 of common shares vested under this agreement as a result of meeting the six-month anniversary of the Company becoming publicly traded.

On April 12, 2021, the Company entered into a promotional agreement with Magic Johnson
Entertainment (“MJE”). Pursuant to this agreement, MJE will provide certain promotional services to the Company in exchange for compensation. In connection with the Company becoming publicly traded on July 15, 2021, MJE agreed to a cash payment of $4.0 million in lieu of equity compensation that MJE was entitled to receive as a result of the IPO. The prepayment of $4.0 million was recorded as prepaid expenses on the condensed consolidated balance sheets and the amount is amortized ratably over the service period. Additionally, in connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant MJE a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a vesting event based on increases in the Company’s market capitalization as defined in the agreement. The agreement between the Company and MJE terminates on January 23, 2026.

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant CDP a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. As of March 31, 2022, the Avalon House concept is still in the incubation phase.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky, whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of March 31, 2022, these studios and associated start-up costs had yet to commence.

The Company determined that the common stock to be issued upon settlement of the promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP are liability-classified awards. As of March 31, 2022, the Company recorded $2.7 million of stock-based compensation liability in accounts payable and accrued expenses and $0.4 million of stock-based compensation liability in other long-term liabilities in the condensed consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of March 31, 2022 were as follows:

As of March 31, 2022
Risk-free interest rate	0.61% - 2.40%
Expected dividend yield	—
Expected term in years	0.29 - 4.25
Expected volatility	27.20% - 30.50%

Equity-classified awards

On December 17, 2021, the Company entered into a promotional agreement with Timothy Kennedy (“TK”). Pursuant to this agreement, effective December 30, 2021, Timothy Kennedy will provide certain promotional services to the Company in exchange for annual compensation and $0.1 million of the Company’s Restricted Stock Awards (“RSAs”) for each 12-month period of service. RSAs will vest 100% upon each of the first four one-year anniversaries of the services being provided. The agreement between the Company and TK terminates on December 16, 2026. The Company determined that the RSAs granted to TK are equity-classified awards. The stock-based compensation expense related to the RSAs is recognized ratably over the requisite service period in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

See Note 15—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 14—Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Issuance of convertible preferred stock and common stock

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005 and 11,000,000 shares of preferred stock with a par value of $0.0001. As of March 31, 2022 and December 31, 2021, the Company had 95,682,833 and 95,806,063 shares of common stock, respectively. As of March 31, 2022 and December 31, 2021, the Company had no shares of convertible preferred stock issued and outstanding.

As part of the transaction with MWIG and in return for Flyhalf Acquisition Company Pty Ltd acquiring 100% of the shares in F45 Aus Hold Co, the Company issued 58,000,000 shares of its common stock to F45 Aus Hold Co’s existing stockholders. In addition, Flyhalf Acquisition Company Pty Ltd made a payment to F45 Aus Hold Co’s existing stockholders of $100 million.

The payment of $100 million was funded by MWIG, subscribing for 10,000,000 shares of preferred stock at $10.00 per share in the Company. This amount was ultimately paid to F45 Aus Hold

Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co. Further, Flyhalf Acquisition Company Pty Ltd issued $50.0 million secured promissory notes to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co (the “Sellers Notes”). The $100.0 million payment, $50.0 million Sellers Notes and related interest thereon have been recorded as a dividend in the consolidated statements of changes in convertible preferred stock and stockholders’ deficit during the year ended December 31, 2019. In addition to the initial issue of 10,000,000 shares of Preferred Stock, MWIG was granted an option to acquire an additional 1,000,000 shares of Preferred Stock for $10.00 per share under the Share Purchase Agreement. The $10.0 million in funds raised by the issue of the additional Preferred Stock were used in full to partially settle the outstanding Sellers Notes.

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

The Company classified the preferred stock in temporary equity in accordance with ASC 480-10-S99 because the preferred stock is redeemable for cash or other assets of the Company upon a Deemed Liquidation Event (as defined in the Company’s Amended and Restated Certificate of Incorporation) that are not solely within the control of the Company. The net carrying amount of the preferred stock is not currently accreted to a redemption value because the preferred stock is not currently redeemable or probable of becoming redeemable in the future.

In July 2021, due to the completion of a public offering, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00. There were no shares of convertible preferred stock outstanding as of March 31, 2022 and December 31, 2021.

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

In connection with the Company becoming publicly traded on July 15, 2021, the fair value of the RSUs of 2,738,648 fully vested and was recognized as compensation expense in the amount of $43.8 million for the year ended December 31, 2021, which was included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company issued the fully vested RSUs during the three months ended March 31, 2022.

2021 Incentive Plan

The Company’s stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to the employees, directors and consultants of the Company, which are stock options (SOs), RSUs and restricted stock awards (RSAs). The purpose of the plan is to assist the Company in securing and retaining the service of eligible award recipients to provide incentives to employees, directors and consultants and promote the long-term financial success of the Company and thereby increase stockholder value. In accordance with the 2021 Incentive Plan, subject to adjustment for certain dilutive or related events, the maximum aggregate number of shares that may be subject to stock awards and sold under this plan is 5,000,000 shares, or the share reserve (“Share Reserve”). Beginning on January 1, 2022 and ending on January 1, 2031, the Share Reserve will automatically increase on January 1 of each year during the term of the 2021 Incentive Plan in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of common stock outstanding on the preceding December 31.

Employees meeting certain employment qualifications are eligible to receive stock-based awards. In accordance with the Company’s accounting policy, forfeitures of SOs, RSUs and RSAs are accounted for as they occur.

Stock options

SOs granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of stock options issued by the Company are subject to only service vesting conditions. As of December 31, 2021, the total number of shares subject to outstanding SOs was 252,737. As of March 31, 2022, the total number of shares subject to outstanding SOs was 673,292.

The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

Weighted-average fair value (1)	$4.14
Expected volatility (2)	26.3% - 29.20%
Risk-free interest rate (3)	0.92% - 2.55%
Expected dividend yield (4)	—
Expected term in years	5.46 - 6.25

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	Selected volatility is relevered equity volatility based on median asset volatility.
(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips.
(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

A summary of option activity under the employee share option plan as of March 31, 2022, and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	252	$15.92		$—
Granted	441	$12.47
Exercised	—
Forfeited or expired	(20)	15.92
Outstanding as of March 31, 2022	673	$13.66		$—
Vested and Exercisable	63	$15.92		$—
Expected to Vest	610	$13.43	1.86	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the quarter ended March 31, 2022. The aggregate intrinsic value of vested and unvested option as of March 31, 2022 was $0, since the options were out-of-the-money. The aggregate intrinsic value is the difference between the Company’s closing stock price of $10.70 on the last trading day of March 31, 2022 and the exercise price of $16.00 multiplied by the number of in-the-money options. All the options were out-of-the-money. During the three months ended March 31, 2022, no options vested.

As of March 31, 2022, the total unrecognized pre-tax stock-based compensation expense related to non-vested stock options was $2.5 million, which is expected to be recognized over a weighted-average vesting period of 1.86 years. The maximum contractual term of the SO is approximately three years.

Restricted stock units

RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on a RSU during the period it is unvested. The RSUs granted by the Company are subject to service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements. As of March 31, 2022, the total number of shares subject to outstanding RSUs was 1,385,683. During the three months ended March 31, 2022, the Company withheld 1,045,661 shares of common stock related to net share settlement of restricted stock units vested during the prior year.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	997	$15.74
Granted	389	12.85
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	1,386	$14.37

No RSUs vested during the three months ended March 31, 2022. During the three months ended March 31, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $0, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $19.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.45 years. The maximum contractual term of RSUs is approximately three years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares; the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. As of March 31, 2022, the total number of shares subject to outstanding RSAs was 103,748.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSAs. The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	117	$14.60
Granted	—	—
Vested	(8)	15.15
Forfeited	(5)	15.15
Outstanding as of March 31, 2022	104	$15.09

The total grant date fair value of RSAs vested during the three months ended March 31, 2022 was $0.1 million. For the three months ended March 31, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was $0.5 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.21 years. The maximum contractual term of the RSAs is less than one year.

Non-employee promotional agreements

Liability-classified awards

As described in Note 13—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance and market conditions.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of March 31, 2022, the market conditions have not been met on any of the non-employee promotional agreements other than those listed in Note 13 under the promotional agreement with DB Ventures. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021.

Equity-classified awards

The promotional agreement with TK included RSAs that contain equity-based payment, which has a service condition. The Company determined that the RSAs granted to TK are equity based awards that contains a service condition to vest. The stock-based compensation expense related to the RSAs are recognized ratably over the requisite service period in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Note 16—Basic and diluted earnings (loss) per share

The computation of earnings (loss) per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$2,512	$(36,845)
Net income (loss) allocated to participating preferred shares	—	—
Net income (loss) attributable to common stockholders—basic and diluted	$2,512	$(36,845)

Denominator:
Weighted average common shares outstanding—basic	95,709,671	29,281,514
Effect of dilutive securities	977,612	—
Weighted average shares outstanding—diluted	96,687,283	29,281,514

Net earnings (loss) per share:
Basis earnings (loss) per share	$0.03	$(1.26)
Diluted earnings (loss) per share	$0.03	$(1.26)

Anti-dilutive securities excluded from diluted earnings (loss) per share:
Stock options to purchase common stock	662,935	—
Convertible preferred stock	—	9,854,432
Restricted stock units	—	2,738,648
Convertible notes	—	5,856,302
Total	662,935	18,449,382

The contingently issuable shares in relation to the promotional agreements with ABG-Shark, MJE, and CDP are not included in diluted earnings (loss) per share computation as the market conditions have not been met to be vested as of March 31, 2022.

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

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$12,401	$1,015	$11,386	$7,015	$1,022	$5,993
Equipment and merchandise	22,848	7,754	15,094	2,481	1,478	1,003
	$35,249	$8,769	$26,480	$9,496	$2,500	$6,996
Australia:
Franchise	$3,448	$119	$3,329	$3,289	$178	$3,111
Equipment and merchandise	2,130	1,733	397	839	807	32
	$5,578	$1,852	$3,726	$4,128	$985	$3,143
Rest of World:
Franchise	$4,011	$97	$3,914	$2,852	$14	$2,838
Equipment and merchandise	5,170	1,456	3,714	1,715	896	819
	$9,181	$1,553	$7,628	$4,567	$910	$3,657
Consolidated:
Franchise	$19,860	$1,231	$18,629	$13,156	$1,214	$11,942
Equipment and merchandise	30,148	10,943	19,205	5,035	3,181	1,854
	$50,008	$12,174	$37,834	$18,191	$4,395	$13,796

Selling, general and administrative expenses, other expenses, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to condensed consolidated net income (loss) is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Segment gross profit	$37,834	$13,796
Selling, general and administrative expenses	32,090	16,828
Loss on derivative liabilities, net	—	25,505
Interest expense, net	126	8,415
Other expense, net	570	291
Provision (benefit) for income taxes	2,536	(398)
Net income (loss)	$2,512	$(36,845)

For the three months ended March 31, 2022, the Company had CIP additions of $0.1 million in the United States. For the three months ended March 31, 2021, the Company’s long-lived asset additions were not significant.

Note 18—Subsequent events

The Company has evaluated subsequent events from March 31, 2022 through May 16, 2022, the date on which the March 31, 2022 condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events requiring adjustments to or disclosure in the condensed consolidated financial statements, other than as discussed below.

F45 SPV Finance Company and Strategic Financing Facility with Affiliates of Fortress Credit Corp

On May 13, 2022, the Company entered into a credit agreement (the “New Credit Agreement”) with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC, as borrower (the “Borrower”), and Fortress Credit Corp., as administrative agent, collateral agent and a lender (“Fortress”), and the other parties party thereto from time to time. The New Credit Agreement provides for a $150 million (the “Maximum Committed Amount”) seven-year credit facility (the “Facility”); provided, that the Maximum Committed Amount may be increased to $300 million in certain circumstances under the terms of the New Credit Agreement (a “Facility Increase”). The New Credit Agreement requires that the Company enter into a limited guaranty, guaranteeing the Borrower’s obligations under the Facility, in an amount not to exceed 10% of the total Facility size (the “Guaranty”). The proceeds from the Facility will be used by the Borrower to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”). The obligations under the New Credit Agreement are secured by the Receivables.

In connection with the entry into the New Credit Agreement, on May 13, 2022, the Company entered into a warrant purchase agreement (the “Warrant Agreement”), pursuant to which the Company is obligated to issue warrants (the “Warrants”) to certain affiliates of Fortress (collectively, the “Holders”) in up to four tranches, each representing 1.25% of the fully diluted shares of common stock of the Company par value $0.00005 per share (the “Common Stock”), outstanding on the issue date of the Warrant (in the case of Immediately Exercisable Warrants (as defined herein)) or the Vesting Date (as defined herein) (in the case of a 50% Utilization Warrant (as defined herein)). Concurrently with the execution of the Credit Agreement, the Company issued (i) immediately exercisable warrants (an “Immediately Exercisable Warrant”) to the Holders to purchase an aggregate of up to 1,211,210 shares of Common Stock (representing 1.25% of the fully diluted shares of Common Stock as of May 13, 2022) and (ii) warrants that will become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any Warrant is issued) have been drawn under the Credit Agreement (a “50% Utilization Warrant”) (the date a 50% Utilization Warrant becomes exercisable upon reaching required utilization levels under the Facility, a “Vesting Date”) to the Holders to purchase up to 1.25% of the fully diluted shares of Common Stock as of the Vesting Date. In the event of a Facility Increase, the Company will issue additional Immediately Exercisable Warrants and 50% Utilization Warrants to the Holders, in each case, representing the right to purchase up to an aggregate of 1.25% of the fully diluted Common Stock of the Company as of the issue date of the Warrant (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants).

In connection with the entry into the New Credit Agreement, on May 13, 2022, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, certain amendments were made to the terms of the Credit Agreement to permit the execution of the New Credit Agreement (including establishing the securitization of the franchisee loans described above) and the issuance of the Warrants pursuant to the Warrant Agreement.

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisee and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is an affiliate of Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 10% of the Company’s outstanding common stock and has the right to designate a member of the Company’s board of directors.

Also on May 16, 2022, and in connection with establishment of the joint venture, (i) the Company entered into a Limited Liability Company Agreement of FAFC, dated as of May [16], 2022 (the “LLC Agreement”), between the Company and CSG and (ii) FAFC entered in a Servicing Agreement, dated as of May 16, 2022 (the “Servicing Agreement”), between FAFC and CSG. The LLC Agreement is the primary operating document of the joint venture and contains the understanding of the Company and CSG regarding the governance and operation of FAFC. Pursuant to the LLC Agreement, the joint venture will be managed by its members, with day-to-day operations of the joint venture, subject to certain consent rights of the members, to be managed by CSG or one of its affiliates, pursuant to the Servicing Agreement.

The LLC Agreement provides, among other things: (i) unless earlier dissolved in accordance with the LLC Agreement, the term will continue until the soonest date after which all investments thereunder are fully resolved or otherwise sold and all other Company matters related to such investments have been wound up, (ii) each of the Company and CSG have an initial 50% equity interest in FAFC, (iii) procedures for the Company to purchase CSG’s interest in FAFC in connection with a material breach of the LLC Agreement by either member, (iii) that the Company or its affiliates shall enter into a franchise agreement and management services agreement with and provide all customary franchisee support services to each franchisee to whom loans are made through FAFC on substantially similar terms as the Company provides to its other franchisees, (iv) FAFC may, subject to the conditions set forth in the LLC Agreement, call additional capital from the members, provided that no member shall be required to fund aggregate capital contributions in excess of fifty million dollars ($50,000,000.00) plus their pro rata share of any administrative expenses incurred by FAFC, (v) neither the Company nor CSG may transfer its equity interest in FAFC without the consent of the other party and the consent of both parties is required in connection with the admission of any additional member and (vi) specific provisions regarding any distributions, and the priority and terms thereof, to the members of FAFC. The LLC Agreement also contains other customary provisions and other agreements by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact of the factors discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

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

As of March 31, 2022, we had approximately 1,691 Open Studios, which represents approximately 91% of our Total Studios. The remaining 9% of our Total Studios are generally located in regions that continue to face restrictions, which we expect to be relaxed over time.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States, Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the three months ended March 31, 2022 and 2021. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis

Our Franchise Model

We operate a nearly 100% franchise model. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to the COVID-19 pandemic. Despite challenges posed by the COVID-19 pandemic, we grew our footprint and experienced minimal permanent closures during 2020, which we believe underscores the resilience of our business model. Between Q1 2022 and Q1 2021, our Total Franchises Sold increased by 78% and our Total Studios increased by 25%. For the three months ended March 31, 2022, as compared with the same period in 2021, our revenue increased by 175%.

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

The following table sets forth our key performance indicators for the three months ended March 31, 2022 and 2021 (in thousands except, net earnings (loss) per share):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$2,512	$(36,845)
Net earnings (loss) per share	$0.03	$(1.26)
System-wide Sales	$117,388	$94,052
System-wide Visits	7,216	6,776
Same store sales growth	6.2%	(21.2)%
New Franchises Sold, net	706	3
Total Franchises Sold, end of period	4,007	2,247
Initial Studio Openings, net	117	50
Total Studios, end of period	1,866	1,487
EBITDA	6,974	(28,176)
Adjusted EBITDA	$17,664	$5,270
Adjusted EBITDA margin	35.3%	29.0%

System-wide Sales

We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.

During the three months ended March 31, 2022, our System-wide Sales were approximately $117.4 million, which compares favorably to approximately $94.1 million for the three months ended March 31, 2021, as presented in the table below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	$52,695	$30,473
Australia	42,953	51,998
ROW	21,740	11,581
Total	$117,388	$94,052

System-wide Sales year-over-year growth of 73% in our US segment and 88% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the quarter. System-wide Sales year-over-year declined 17% for our Australian segment, driven by a greater percentage of studios in this segment being impacted by COVID-19 restrictions and temporary closures.

System-wide Visits

We define System-wide Visits as the number of registered individual workouts for any specified period. A workout is registered when the consumer checks into a class.

Our long-term growth will depend in part on our continued ability to attract and retain consumers to visit our studios for individual workouts. Our franchisees must continue to provide an experience that both attracts new consumers and retains existing consumers.

During the three months ended March 31, 2022, our System-wide Visits were approximately 7.2 million, which compares favorably to approximately 6.8 million for the three months ended March 31, 2021, as presented in the table below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	3,101	2,266
Australia	2,674	3,742
ROW	1,441	768
Total	7,216	6,776

System-wide Visits year-over-year growth of 37% in our US segment and 88% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. System-wide Visits year-over-year declined by 29% for our Australian segment, driven by fewer new studio openings during the period and a greater percentage of studios in this segment being impacted by COVID-19 restrictions and temporary closures.

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

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	692	1	13	706	10	(3)	(4)	3
Total Franchises Sold, end of period	2,402	804	801	4,007	941	676	630	2,247

(a) New Franchises Sold are shown net of franchises that were signed but subsequently                 terminated prior to the initial studio opening.

	Year Ended December 31, 2021				Year Ended December 31, 2020
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total

Total Franchises Sold, beginning of period	931	679	634	2,244	814	643	435	1,892
New Franchises Sold, net(a)	779	124	154	1,057	117	36	199	352
Total Franchises Sold, end of period	1,710	803	788	3,301	931	679	634	2,244

(a) New Franchises Sold are shown net of franchises that were signed but subsequently                 terminated prior to the initial studio opening.

During the three months ended March 31, 2022, we sold a net average of 235 new franchises per month. This compares favorably to the 1 net average new Franchise Sold during the three months ended March 31, 2021. This increase is supported by recent multi-unit franchise deals.

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

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	73	10	34	117	32	1	17	50
Total Studios, end of period	727	663	476	1,866	518	617	352	1,487

(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

During the three months ended March 31, 2022, we had net initial studio openings of 39 new franchises per month during the three months ended March 31, 2022 compared to the net initial studio openings of 17 franchises per month during the three months ended March 31, 2021. The slight increase in net initial studio openings was driven by gross studio openings in the Australia and ROW generated by studio sales during the latter half our fiscal year ended December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Other Data:	(in thousands)
EBITDA	$6,974	$(28,176)
Adjusted EBITDA	$17,664	$5,270
Adjusted EBITDA margin (1)	35.3%	29.0%
Same Store Sales growth (2)	6.2%	(21.2)%

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

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not intended as alternatives to net income or as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using EBITDA, Adjusted EBITDA and Adjusted EBITDA margin along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Our GAAP-based measures can be found in our condensed consolidated financial statements and related notes included elsewhere in this filing.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$2,512	$(36,845)
Interest expense, net	126	8,415
Provision (benefit) for income taxes	2,536	(398)
Depreciation and amortization	1,174	204
Amortization of deferred costs	626	448
EBITDA	$6,974	$(28,176)
Sales tax reserve (a)	—	100
Transaction fees (b)	1,788	1,582
Loss on derivative liabilities (c)	—	25,505
Certain legal costs and settlements (d)	2,325	2,537
Stock-based compensation (e)	2,603	—
Recruitment (f)	655	—
COVID concessions (g)	896	2,482
Relocation (h)	724	69
Development costs (i)	1,699	1,171
Adjusted EBITDA	$17,664	$5,270

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

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of March 31, 2022 and 2021, there were 1,328 and 1,010 studios, respectively in our comparable base of franchise studios.

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

•Cost of Equipment and Merchandise Revenue: Primarily includes the direct costs associated with World Pack equipment as well as additional and replacement equipment and merchandise sales to new and existing franchisees. World Pack costs consist of the cost of the components included in opening packs sold to franchisees, including: (i) gym equipment; (ii) our tech pack (e.g., TVs, F45TV adapters / dongles, heart monitors); and (iii) uniforms and merchandise. Our cost of equipment and merchandise changes primarily based on the World Pack equipment sales, which is driven by the number of Franchises Sold. Cost of equipment revenue is reduced by consideration (i.e. rebates) payable by the equipment supplier, in which the amount is recognized in the condensed consolidated statements of operations and comprehensive income (loss) generally upon delivery of the equipment.

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

•Other Income, Net: Our other income, net, primarily relates to realized and unrealized gains and losses on foreign currency transactions.

Provision (Benefit) for Income Taxes

Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily due to the effect of certain nondeductible expenses, permanent differences, foreign jurisdiction earnings taxed at different rates, reserves for uncertain tax positions, and a valuation allowance against certain domestic deferred tax assets that are not more likely than not to be realized.

Recent Transactions

On October 29, 2021, Company entered into a share purchase agreement to acquire 100% of the outstanding stock of Vive Active. Vive Active, located in Australia, provides Pilates classes through its online platform and its studios. The consideration exchanged for the acquisition amounts to $7.5 million (50% cash up front and 50% deferred cash paid no later than 6 months after completion and which is not subject to any other conditions). The stock acquisition was a strategic transaction to leverage Vive’s intellectual property, content, and expertise to supplement the Company’s brands, to expand the Company’s corporate footprint across Australia and key global markets, and to leverage Vive management team’s experience in developing corporate-owned studios.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues:
Franchise (Related party: $2,616 and $45 for the three months ended March 31, 2022 and 2021, respectively)	$19,860	$13,156
Equipment and merchandise (Related party: $7 and $0 for the three months ended March 31, 2022 and 2021, respectively)	30,148	5,035
Total revenues	50,008	18,191
Costs and operating expenses:
Cost of franchise revenue	1,231	1,214
Cost of equipment and merchandise (Related party: $3,286 and $941 for the three months ended March 31, 2022 and 2021, respectively)	10,943	3,181
Selling, general and administrative expenses	32,090	16,828
Forgiveness of loans to directors	—	—
Total costs and operating expenses	44,264	21,223
Income (loss) from operations	5,744	(3,032)
Loss on derivative liabilities, net	—	25,505
Interest expense, net	126	8,415
Other expense, net	570	291
Income (loss) before income taxes	5,048	(37,243)
Provision (benefit) for income taxes	2,536	(398)
Net income (loss)	$2,512	$(36,845)

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Franchise Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$12,401	$7,015	$5,386	77%
Australia	3,448	3,289	159	5%
ROW	4,011	2,852	1,159	41%
Total franchise revenue	$19,860	$13,156	$6,704	51%

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	692	1	13	706	10	(3)	(4)	3
Total Franchises Sold, end of period	2,402	804	801	4,007	941	676	630	2,247

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	73	10	34	117	32	1	17	50
Total Studios, end of period	727	663	476	1,866	518	617	352	1,487

The $5.4 million, or 77%, increase in franchise revenue in the United States for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in the number of franchise sales as well as an increase in studio openings in the United States driven by the increase in the number of franchise sales as well as the increase in studios openings in the United States. The amount of total Franchises Sold in the United States increased by 1,461, or 155%, from 941 Franchises Sold as of March 31, 2021 to 2,402 Franchises Sold as of March 31, 2022. In addition, the number of studios open in the United States increased by 209, or 40%, from 518 studios as of March 31, 2021 to 727 studios as of March 31, 2022.

The $0.2 million, or 5%, increase in franchise revenue in Australia for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in the number of franchise sales in Australia, partially offset by the impact of COVID restrictions impacting the three months ended March 31, 2022. The total amount of Franchises Sold in Australia increased by 128, or 19%, from 676 Franchises Sold as of March 31, 2021 to 804 Franchises Sold as of March 31, 2022. In addition, the number of studios open in Australia increased by 46, or 7%, from 617 studios as of March 31, 2021 to 663 studios as of March 31, 2022.

The $1.2 million, or 41%, increase in franchise revenue in ROW for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in the number of franchise sales as well as increase in studio openings in ROW. The total number of Franchises Sold in ROW increased by 171, or 27%, from 630 Franchises Sold as of March 31, 2021 to 801 Franchises Sold as of March 31, 2022. In addition, the number of studios open in ROW increased by 124, or 35%, from 352 studios as of March 31, 2021 to 476 studios as of March 31, 2022.

Equipment and Merchandise Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$22,848	$2,481	$20,367	821%
Australia	2,130	839	1,291	154%
ROW	5,170	1,715	3,455	201%
Total equipment and merchandise revenue	$30,148	$5,035	$25,113	499%

The $20.4 million, or 821%, increase in equipment and merchandise revenue in the United States for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in equipment and merchandise deliveries that was driven by purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 151, or 719%, from 21 studios during the three months ended March 31, 2021 to 172 studios during the three months ended March 31, 2022.

The $1.3 million, or 154%, increase in equipment and merchandise revenue in Australia for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in Australia was largely attributable to the increase in equipment deliveries, including the launch of FS8 and its associated equipment deliveries for the FS8 studios. The total deliveries of equipment increased by 11, or 220%, from 5 studios during the three months ended March 31, 2021 to 16 studios during the three months ended March 31, 2022.

The $3.5 million, or 201%, increase in equipment and merchandise revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in ROW was primarily attributable to the increase in equipment and merchandise deliveries, the majority of which related to purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 31, or 148%, from 21 studios during the three months ended March 31, 2021 to 52 studios during the three months ended March 31, 2022.

Cost of revenue

Cost of franchise revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$1,015	$1,022	$(7)	(1)%
Australia	119	178	(59)	(33)%
ROW	97	14	83	593%
Total cost of franchise revenue	$1,231	$1,214	$17	1%
Percentage of franchise revenue	6%	9%

The less than $0.1 million, or 1%, decrease in cost of franchise revenue in the United States for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in marketing expenses due to the COVID-19 pandemic and reflective of the reduction in marketing revenue on hold during the COVID-19 pandemic.

The $0.1 million, or 33%, decrease in cost of franchise revenue in Australia during the three months ended March 31, 2022 as compared to the same period in 2021 was attributable to a decrease in expenses related to the membership marketing programs due in large part to temporary studio closures as a result of the COVID-19 pandemic.

The $0.1 million, or 593%, increase in cost of franchise revenue in ROW during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in marketing expense from additional 34 of Franchises Opened in the three months ended March 31, 2022.

Cost of equipment and merchandise revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$7,754	$1,478	$6,276	425%
Australia	1,733	807	926	115%
ROW	1,456	896	560	63%
Total cost of equipment and merchandise revenue	$10,943	$3,181	$7,762	244%
Percentage of equipment and merchandise revenue	36%	63%

The $6.3 million, or 425%, increase in cost of equipment and merchandise revenue for the United States for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries, offset by $2.7 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended March 31, 2022.

The $0.9 million, or 115%, increase in cost of equipment and merchandise for Australia for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to an increase in equipment and merchandise deliveries, offset by $0.2 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended March 31, 2022.

The $0.6 million, or 63%, increase in cost of equipment and merchandise for ROW for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to an increase in equipment and merchandise deliveries, offset by $0.3 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended March 31, 2022.

Selling, general, and administrative expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$32,090	$16,828	$15,262	91%
Percentage of revenue	64%	93%

The $15.3 million, or 91%, increase in selling, general, and administrative expenses during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily attributable to a $5.8 million increase of payroll related to the increase in headcount from 122 to 225 due to the continuing expansion of the business, a $4.0 million increase in business travel expenses related to site visits for the Company’s continued brand expansion and easing of COVID restrictions globally compared to the prior year quarter, a $3.0 million increase in marketing expenses due to ongoing brand awareness campaigns with worldwide celebrities and localized brand events, a $2.1 million increase in stock-based compensation issued to brand ambassadors and certain employees and directors as the Company’s incentive plan became effective at the IPO date, and a $1.0 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible and amortization of intangible assets associated with our acquisition of Vive.

Loss on derivative liabilities

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on derivative liabilities, net	$—	$25,505	$(25,505)	(100)%

On October 6, 2020, we entered into a subordinated convertible debt agreement, or the
Convertible Notes, whereby we issued $100 million of Convertible Notes to certain holders maturing on
September 30, 2025. The Convertible Notes contain embedded derivatives that required bifurcation and recognition as liabilities on the condensed consolidated balance sheet. The liabilities for these embedded derivatives was measured at fair value as of October 6, 2020, and the subsequent change in the estimated fair value was recorded as a loss during the three months ended March 31, 2021.

The $25.5 million decrease in the loss on derivative liabilities was attributable to the change in the derivative liabilities’ fair value resulting from the Company’s growing equity value and increasing probability of the IPO event from when the Company entered into the subordinated convertible debt agreement in October 2020 to the consummation of the IPO on July 15, 2021. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Interest expense, net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense, net	$126	$8,415	$(8,289)	(99)%

The $8.3 million, or approximately 99%, decrease in interest expense, net for the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributable to a reduction of outstanding debt obligations during the three months ended March 31, 2022 due to repayments of indebtedness on our Term Facility and conversion of our outstanding Convertible Notes in connection with the IPO during July 2021.

Other expense, net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Other expense, net	$570	$291	$279	96%

The $0.3 million, or 96%, increase in other expense, net represents realized and unrealized gains and losses on foreign currency transactions. This increase during the three months ended March 31, 2022, was mostly due to the volatility of foreign exchange rates during the three months ended March 31, 2022 as a result of strengthening of the U.S. dollar relative to the Australian dollar during the same period in 2021.

Provision (benefit) for income taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$2,536	$(398)	$2,934	737%

The $2.9 million, or 737%, increase in the provision (benefit) for income taxes was primarily driven by an increase in pre-tax income reported by the US and Australia segments in the three months ended March 31, 2022. The increase in income before income taxes was most significantly driven by the increase in equipment and merchandise revenue driven by the increase in Total Franchises Sold during the prior twelve months.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we held $14.0 million of cash and cash equivalents, of which $12.2 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of March 31, 2022, our intent was to permanently reinvest these funds outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $43.9 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications. Our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs.

We believe that our operating cash flows and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we may borrow funds from our $90 million five-year senior secured revolving facility (“Facility”) to finance our liquidity requirements, subject to customary borrowing conditions. The available balance of the Revolving Facility as of March 31, 2022 was $56.9 million. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Form 10-Q under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint.

Cash flow

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(44,990)	$(201)
Net cash used in investing activities	(3,413)	(179)
Net cash provided by (used in) financing activities	20,609	(1,313)
Effect of exchange rate changes on cash and cash equivalents	(218)	(384)
Net decrease in cash and cash equivalents	$(28,012)	$(2,077)

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2022, was $45.0 million, which resulted from a net income of $2.5 million, adjusted for non-cash charges of $5.7 million and net cash outflow of $53.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.1 million for stock-based compensation expense and $1.5 million provision for bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $20.1 million increase in prepaid expenses, which increased due to our deposits placed on equipment and merchandise, a $16.4 million increase in accounts receivable, which increased primarily due to orders on equipment and merchandise, a $12.5 million increase in other current assets and an $8.1 million increase in other assets due to an increase in unbilled receivables, a $4.2 million increase in inventory, partially offset by a $3.5 million increase in deferred revenue, and a $2.0 million increase in accounts payable and accrued expenses.

Net cash used in operating activities during the three months ended March 31, 2021, was $0.2 million, which resulted from a net loss of $36.8 million, adjusted for non-cash charges of $36.0 million and net cash inflow of $0.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.5 million for loss on derivative liability, $6.3 million of paid-in-kind interest, and $1.7 million provision for bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $6.9 million increase in accounts payable and accrued expenses, a $3.7 million increase in deferred revenue, a $1.3 million increase in other liabilities, partially offset by a $5.3 million increase in accounts receivable, a $3.5 million increase in inventory, and a $1.6 million increase in other assets.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2022, of $3.4 million resulted primarily from purchases of property and equipment of $2.1 million and capitalization of internal-use software development costs, trademarks, and patents of $1.3 million.

Net cash used in investing activities during the three months ended March 31, 2021 of $0.2 million resulted primarily from purchases of property and equipment of $0.1 million and capitalization of internal-use software development costs, trademarks, and patents of $0.1 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $20.6 million during the three months ended March 31, 2022, was primarily due to borrowings under our Revolving Facility of $31.6 million during the three months ended March 31, 2022 to provide cash to fund purchases and deposits placed on equipment. The net change in cash provided by financing activities was partially offset by $11.0 million of taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $1.3 million during the three months ended March 31, 2021 was due to required repayments under our term facility.

Contractual Obligations and Commitments

Contractual obligations and commitments as of March 31, 2022, consisted of $24.1 million in operating leases, all of which is due within the next four years and thereafter. Please see Note 8—Debt and Note 13—Commitments and contingencies to the interim unaudited condensed consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2022, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations. See Note 13—Commitments and contingencies to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these guaranties.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements included elsewhere in this filing have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their useful lives, the valuation and recognition of stock-based compensation expense, and accounting for income taxes. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are those that materially affect our consolidated financial statements including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see the notes to our condensed consolidated financial statements included elsewhere in this filing.

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

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if we expect to recover those costs. As of March 31, 2022 and December 31, 2021, we had $14.5 million and $13.8 million of deferred costs, respectively, to obtain and fulfill contracts with franchisees. During the three months ended March 31, 2022 and 2021, we recognized $0.6 million and $0.4 million in amortization of these deferred costs, respectively.
Impairment of long-lived assets, including intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the three months ended March 31, 2022 and 2021.

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

We perform our annual impairment test for our indefinite-lived intangible asset during the fourth quarter of the calendar year. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired. No impairment of our indefinite-lived intangible asset was recorded during the three months ended March 31, 2022 and 2021.

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

Recent Accounting Pronouncements

See Note 2—Summary of significant accounting policies to the condensed consolidated financial statements included elsewhere in this filing for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statements of financial position included in this filing.
Jumpstart Our Business Startups Act of 2012

We have chosen to apply the provision of the JOBS Act that permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of March 31, 2022, we had cash and cash equivalents of $14.0 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

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

During the three months ended March 31, 2022, income from operations would have decreased or increased approximately $0.4 million if all foreign currencies uniformly weakened or strengthened 10%
relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained.

As previously described in the Company’s Annual Report on Form 10-K dated March 23, 2022, for the year ended December 31, 2021, management had identified a material weakness in our internal controls over financial reporting related to the financial close process. Specifically, management noted that the Company had identified control deficiencies within the financial close processes as the Company has not properly designed or maintained effective controls over our financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis. This includes an inadequate level of precision in management’s reviews of accounting documentation and journal entries, including a lack of evidence to support that a review had been performed.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in internal control over financial reporting described above.

Remediation Plan and Status

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

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Part I, “Financial Information – Note 13 – Commitments and Contingencies – Litigation.” The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report, filed with the SEC on March 23, 2022. The risks and uncertainties described in our 2021 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-257193) on June 21, 2021. The registration statement, as amended, registered up to 19,375,000 shares of our common stock to be issued and sold by us and up to 3,984,375 shares of common stock to be issued and sold by MWIG LLC, one of our stockholders. The SEC declared the registration statement effective on July 14, 2021. The offering commenced immediately thereafter. In the initial public offering, we sold 19,057,889 shares of our common stock (including 307,889 shares that were sold on August 17, 2021 to the underwriters pursuant to exercise of their over-allotment option) and MWIG LLC sold 2,794,055 shares of our common stock (including 1,231,555 shares that were sold on August 17, 2021 to the underwriters pursuant to the exercise of their over-allotment option) at a public offering price of $16.00 per share, resulting in aggregate gross proceeds to us of approximately $304.9 million and aggregate gross proceeds to MWIG LLC of approximately $44.7 million.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 21, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

F45 Training Holdings Inc.

Date: May 16, 2022	By:	/s/ Chris E. Payne
Chris E. Payne
Chief Financial Officer