Form 10-Q
period 2022-06-30
F45 Training Holdings Inc.
filed 2022-08-15
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
As of August 12, 2022, there were approximately 96,491,418 shares of the registrant's common stock outstanding.
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
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the header “Risk Factors” beginning on Page 71 of this Quarterly Report on Form 10-Q.

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

2

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)
F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,476	$42,004
Restricted cash	2,582	—
Accounts receivable, net	40,376	27,788
Due from related parties	3,029	2,442
Inventories	36,251	12,300
Deferred costs	1,992	1,887
Prepaid expenses	19,716	12,706
Other current assets	19,061	9,515
Total current assets	131,483	108,642
Property and equipment, net	10,805	5,645
Deferred tax assets, net	22,066	22,716
Goodwill	4,386	4,614
Intangible assets, net	28,636	28,446
Deferred costs, net of current	12,097	11,871
Other long-term assets	36,588	21,960
Total assets	$246,061	$203,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$48,190	$36,594
Deferred revenue	7,544	7,137
Interest payable	287	276
Income taxes payable	14,990	9,624
Total current liabilities	71,011	53,631
Deferred revenue, net of current	3,437	7,385
Long-term debt	61,600	—
Warrant liabilities	3,192	—
Other long-term liabilities	10,947	12,605
Total liabilities	150,187	73,621
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.00005 par value; 96,491,418 and 95,806,063 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	663,599	662,946
Accumulated other comprehensive (loss) income	(2,036)	603
Accumulated deficit	(390,975)	(358,561)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' equity	95,874	130,273
Total liabilities and stockholders' equity	$246,061	$203,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
3

F45 Training Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Franchise (Related party: $2,360 and $158 for the three months ended June 30, 2022 and 2021, respectively, and $4,976 and $245 for the six months ended June 30, 2022 and 2021, respectively)	$19,109	$20,581	$38,969	$33,737
Equipment and merchandise (Related party: $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $10,632 and $0 for the six months ended June 30, 2022 and 2021, respectively)	10,924	6,251	41,072	11,286
Total revenues	30,033	26,832	80,041	45,023
Costs and operating expenses:
Cost of franchise revenue	1,690	1,462	2,921	2,676
Cost of equipment and merchandise (Related party: $1,039 and $1,203 for the three months ended June 30, 2022 and 2021, respectively, and $4,325 and $2,144 for the six months ended June 30, 2022 and 2021, respectively)	8,679	3,739	19,622	6,920
Selling, general and administrative expenses	52,828	18,562	84,918	35,390
Total costs and operating expenses	63,197	23,763	107,461	44,986
(Loss) income from operations	(33,164)	3,069	(27,420)	37
Loss on derivative liabilities, net	—	23,098	—	48,603
Change in fair value - warrant liabilities	(1,265)	$—	(1,265)	—
Interest expense, net	696	8,853	822	17,268
Other (income) expense, net	(1,184)	329	(614)	620
Loss before income taxes	(31,411)	(29,211)	(26,363)	(66,454)
Provision for income taxes	3,515	1,313	6,051	915
Net loss	$(34,926)	$(30,524)	$(32,414)	$(67,369)

Other comprehensive income (loss)
Unrealized gain on interest rate swap, net of tax	—	132	—	203
Foreign currency translation adjustment, net of tax	(3,545)	(75)	(2,639)	(107)
Comprehensive loss	$(38,471)	$(30,467)	$(35,053)	$(67,273)

Net loss per share
Basic and diluted	$(0.36)	$(1.04)	$(0.34)	$(2.30)

Shares used in computing net loss per share
Basic and diluted	95,917,556	29,281,514	95,814,188	29,281,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2022	—	$—	95,682,833	$6	$655,405	$(174,720)	$1,509	$(356,049)	$126,151
Stock-based compensation	—	—	—	—	3,734	—	—	—	3,734
Exercise of warrants	—	—	346,192	—	4,460	—	—	—	4,460
Restricted stock awards granted	—	—	334,141	—	—	—	—	—	—
Vested restricted stock units	—	—	128,252	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	(34,926)	(34,926)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(3,545)	—	(3,545)
Balances as of June 30, 2022	—	$—	96,491,418	$6	$663,599	$(174,720)	$(2,036)	$(390,975)	$95,874

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive Loss		Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	9,854,432	$98,544	29,281,514	$1		$11,456		$(174,720)		$(943)		$(212,691)		$(376,897)
Net loss	—	—	—	—		—		—		—		(30,524)		(30,524)
Unrealized gain on interest rate swap, net of tax	—	—	—	—		—		—		132		—		132
Cumulative translation adjustment, net of tax	—	—	—	—		—		—		(75)		—		(75)
Balances as of June 30, 2021	9,854,432	$98,544	29,281,514	$1	$—	$11,456	$—	$(174,720)	$—	$(886)	$—	$(243,215)	$—	$(407,364)

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	95,806,063	$5	$662,946	$(174,720)	$603	$(358,561)	$130,273
Stock-based compensation	—	—	—	—	4,221	—	—	—	4,221
Exercise of warrants	—	—	346,192	—	4,460	—	—	—	4,460
Restricted stock awards granted	—	—	341,880	—	—	—	—	—	—
Vested restricted stock units	—	—	128,252	—	—	—	—	—	—
Issuance of common stock related to promotional agreement	—	—	914,692	1	2,963	—	—	—	2,964
Shares withheld related to net share settlement of equity awards	—	—	(1,045,661)	—	(10,991)	—	—	—	(10,991)
Net income	—	—	—	—	—	—	—	(32,414)	(32,414)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(2,639)	—	(2,639)
Balances as of June 30, 2022	—	$—	96,491,418	$6	$663,599	$(174,720)	$(2,036)	$(390,975)	$95,874

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares		Shares	Amount
Balances as of December 31, 2020	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(982)	$(175,846)	$(340,091)
Net loss	—	—	—	—	—	—	—	(67,369)	(67,369)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	203	—	203
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(107)	—	(107)
Balances as of June 30, 2021	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(886)	$(243,215)	$(407,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(32,414)	$(67,369)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	602	130
Amortization of intangible assets	1,834	1,247
Amortization of deferred costs	1,682	725
Accretion and write-off of debt discount	—	2,983
Amortization of debt offering costs	329	—
Bad debt expense	6,680	3,514
Stock-based compensation	4,221	—
Deferred income taxes	217	—
Change in fair value - warrant liabilities	(1,265)	—
Loss on derivative liabilities, net	—	48,603
Paid-in-kind interest accrual	—	12,851
Unrealized foreign currency transaction gains	(957)	185
Other	(73)	155
Changes in operating assets and liabilities:
Due from related parties	(592)	549
Accounts receivable, net	(18,991)	(6,715)
Inventories	(24,093)	(2,125)
Prepaid expenses	(7,128)	(934)
Other current assets	(13,332)	(3,722)
Deferred costs	(956)	(1,280)
Other long-term assets	(4,969)	(7,234)
Accounts payable and accrued expenses	9,354	5,351
Deferred revenue	(420)	3,912
Interest payable	—	(107)
Income taxes payable	5,759	702
Other long-term liabilities	288	1,000
Net cash used in operating activities	(74,224)	(7,579)
Cash flows from investing activities
Purchases of property and equipment	(4,728)	(345)
Disposal of property and equipment	—	19
Purchases of intangible assets	(1,923)	(576)
Net cash used in investing activities	(6,651)	(902)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Borrowings under revolving facility	61,600	—
Repayment of 1st lien loan	—	(2,625)
Taxes paid related to net share settlement of equity awards	(10,991)	—
Deferred financing costs	(454)	—
Net cash provided by (used in) financing activities	$50,155	$(2,625)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(226)	300
Net change in cash, cash equivalents, and restricted cash	(30,946)	(10,806)
Cash and cash equivalents at beginning of period	42,004	28,967
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	42,004	28,967
Cash and cash equivalents at end of period	8,476	16,604
Restricted cash at end of period	2,582	1,557
Cash, cash equivalents, and restricted cash at end of period	$11,058	$18,161

Supplemental disclosures of cash flow information:
Income taxes paid	$222	$—
Interest paid	633	1,109

Supplemental disclosures of noncash financing and investing activities:
Liability assumed on intellectual property license agreement with FW SPV II LLC	$—	$20,790
Property and equipment included in accounts payable and accrued expenses	1,137	—
Intangible assets included in accounts payable and accrued expenses	253	—
Deferred financing costs incurred pursuant to issuance of liability warrants	8,917	—
Reduction in liability warrant related to exercise of put option via net share settlement	4,460	—
Deferred financing costs included in accounts payable and accrued expenses	2,446	—
Deferred offering costs included in accounts payable and accrued expenses	—	2,248

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

Transaction with MWIG LLC (“MWIG”)

On March 15, 2019, MWIG, a special purpose private investment fund vehicle led by FOD Capital LLC, a family office investment fund, and Mark Wahlberg, made a minority preferred investment in the Company. On March 15, 2019, F45 Training Holdings, MWIG and Flyhalf Acquisition Company Pty Ltd, a newly incorporated wholly-owned, indirect subsidiary of F45 Training Holdings, entered into a Share Purchase Agreement (“SPA”) with F45 Aus Hold Co Pty Ltd (“F45 Aus Hold Co”) and its existing stockholders pursuant to which F45 Training Holdings became the ultimate parent of F45 Aus Hold Co and its subsidiaries. Upon the consummation of the transaction with MWIG, the existing stockholders and MWIG held 72.5% and 27.5% ownership interests, respectively, in the Company and, its wholly-owned subsidiaries. On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager. See Note 17—Convertible preferred stock and stockholders' equity (deficit) for further discussion.

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

Initial public offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on July 14, 2021, and the Company’s common stock began trading on the New York Stock Exchange on July 15, 2021. On July 19, 2021, the Company completed its IPO of 20,312,500 shares of the Company’s common stock, $0.00005 par value per share at an offering price of $16.00 per share. The Company sold 18,750,000 shares and one of the Company’s existing stockholders sold an aggregate of 1,562,500 shares. The Company received aggregate net proceeds of approximately $277.8 million after deducting underwriting discounts, commissions and other offering costs. Immediately prior to the closing of the IPO, the Company amended and restated its articles of incorporation and its bylaws authorizing an increase of capital stock to 215,000,000 shares with a par value of $0.00005 per share.

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

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisee and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is an affiliate of Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 10% of the Company’s outstanding common stock and has the right to designate a member of the Company’s board of directors. As of June 30, 2022, no activity has occurred through FAFC.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“the SEC”) regarding interim financial reporting, and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Key estimates and judgments relied upon in preparing these interim condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, depreciation of long-lived assets, internally developed software, amortization of intangible assets, valuation of inventory, fair value of derivative instruments, warrant liability, fair value of stock-based awards, and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.

Sources and Uses of Liquidity

The Company currently funds its operations and growth primarily from cash on hand, credit facilities, and operating cash flow. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent on the Company’s operating cash flows and the availability of and access to debt and equity financing. The Company has a history of negative cash flows from operations. While we believe that our cash, liquid assets, amounts available under credit facilities and cash generated by operating cash flows, including from the actions taken subsequent to June 30, 2022 discussed in Note 21—Subsequent events, will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the twelve months subsequent to the date of issuance of these condensed consolidate financial statements, changes in forecasted growth and available funds could have a further negative impact on our future liquidity.

The Company continues to manage its liquidity and could take further action, if needed, to protect its liquidity position including, but not limited to, the sale of excess inventory, entry into a borrowing facility with one or more lenders, and the reduction of promotional and professional advisory contracts. However, there can be no assurance that such matters can be implemented, if needed, on acceptable terms or at all.

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of bank deposits. The Company holds cash and cash equivalents at major financial institutions, which often exceed insured limits. Historically, the Company has not experienced any losses due to such bank depository concentration. Restricted cash relates to cash held in escrow as a requirement of lending transactions pertaining to the Fortress Credit Facility (see Note 10—Debt).

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

The change in allowance for doubtful accounts is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$5,366	$4,753	$8,132	$5,746
Provisions for bad debts, included in selling, general and administrative	5,216	1,848	6,680	3,514
Uncollectible receivables written off	(4,826)	(1,345)	(9,056)	(4,004)
Balance at end of period	$5,756	$5,256	$5,756	$5,256

One of the Company’s customers accounted for approximately 19% of the Company’s accounts receivable as of June 30, 2022. None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2021. As of June 30, 2022, $1.7 million of long-term receivables were reported in other long-term assets on the condensed consolidated balance sheet. No customer accounted for more than 10% of the Company’s revenues for the three months ended June 30, 2022. Two of the Company’s customers accounted for approximately 24% of the Company’s revenues for the six months ended June 30, 2022. No customers accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2021, respectively.

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

The Company completes the required annual impairment test of goodwill and indefinite-lived intangible assets annually on October 1. There were no impairment charges recorded on the Company’s long-lived assets, goodwill and indefinite-lived and finite-lived intangible assets during the three and six months ended June 30, 2022 and 2021, respectively.

Warrant liabilities

The Company accounts for its Immediately Exercisable Warrants and the 50% Utilization Warrants (as defined in Note 12—Warrant liabilities) under the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”). ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. On May 17, 2022, the holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of Common Stock.

Revenue from contracts with customers

The Company’s contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a material right related to discounted renewals of the franchise agreements (both reflected in franchise revenue in the condensed consolidated statements of operations and comprehensive loss and equipment and merchandise. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

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

Contract assets

Contract assets primarily consist of unbilled revenue where the Company is utilizing the costs incurred as the measure of progress of satisfying the performance obligation. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period end in accordance with contract terms. The unbilled contract assets are principally the result of a number of multi-unit franchise agreements executed during 2021 and credits provided to studios impacted by the COVID-19 pandemic. As of June 30, 2022 and December 31, 2021, the Company had contract assets of $14.9 million and $4.3 million, respectively, in other current assets, and $21.4 million and $18.4 million, respectively, in other long-term assets. These contract assets are subject to impairment assessment. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.3 million, respectively, of impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, respectively, the Company recognized no impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if the Company expects to recover those costs. The Company reviews existing franchisee contract terminations and where terminations are identified associated contract and fulfillment costs are fully impaired. As of June 30, 2022 and December 31, 2021, the Company had $14.1 million and $13.8 million, respectively, of deferred costs to obtain and fulfill contracts with franchisees. During the three and six months ended June 30, 2022, the Company recognized $1.1 million and $1.7 million, respectively, in amortization of these deferred costs. During the three and six months ended June 30, 2021, the Company recognized $0.3 million and $0.7 million, respectively, in amortization of these deferred costs. The amortization of these costs is included in selling, general and administrative expenses for costs to obtain a contract and cost of franchise revenue for costs to fulfill a contract in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022 and June 30, 2021, the Company recognized $0.5 million in impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Revenue recognition—Change in estimate

During the COVID-19 pandemic in 2020, the Company entered into franchise agreements that included a discount on upfront establishment fees and modified other contract terms as part of a limited-time promotional offer made exclusively to existing franchises (“limited-time promotional deals”). The Company deemed that the limited-time promotional deals did not meet the criteria of a contract at the inception of the agreement under ASC 606-10-25-1 due to the Company’s inability to determine that collectability under the agreements was probable, and as such, the Company did not begin immediately recognizing revenue upon the inception of these franchise agreements. During the three months ended June 30,

2021, the Company assessed the limited-time promotional deals and determined the criteria of a contract under ASC 606-10-25-1 had been met and, as a result, recorded cumulative revenue of $2.2 million during the three and six months ended June 30, 2021. The Company noted the assessment of collectability was primarily driven by a review of post-COVID payment and collection histories for franchisees who owned multiple studios within the Company's network, system-wide sales per region, and increases in post re-opening weekly visit volume and store-level gross sales volumes compared to specified periods in which the contracts were initially signed.

The Company’s United States subsidiary, F45 Training, Inc., operates in various states within the United States which require the Company to defer collection of certain fees (“the Deferred States”), including the initial establishment fees, until certain criteria are met as specified by state and local requirements. In Deferred States, the Company concluded that the deferred establishment fees represent variable consideration as receipt was subject to uncertainty due to a lack of experience with contracts requiring deferral of establishment fees and uncertainty on the length of timing between inception of an agreement and the opening of a studio. As a result, establishment fees were excluded from the transaction price upon signing of the franchise agreements within the Deferred States. The Company re-evaluates the transaction price on its Deferred States franchise agreements if there is a significant change in facts and circumstances at the end of each reporting period. During the three months ended June 30, 2021, the Company increased the transaction price of the Deferred States contracts by $1.7 million because of an enhanced history of franchise agreements and collections history on Deferred States franchise agreements, as well as a review of post-COVID payment and collection history for similar franchisees, resulting in the recognition of an additional $1.3 million in revenue during the three and six months ended June 30, 2021.

Consideration from a vendor

Consideration from a vendor includes rebates that the Company can apply against the purchase price of the equipment acquired from the Company’s suppliers. Such consideration is accounted for by the Company as a reduction to the cost of sales of the related acquired equipment upon delivery to the franchisee. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $4.5 million, respectively, of consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive loss. Additionally, $1.5 million of consideration from its suppliers is included as a reduction to inventory in the condensed consolidated balance sheets as of June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized no consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive loss.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses totaled $6.1 million and $4.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $12.6 million and $7.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current year presentation. The reclassifications and change in presentation of the statements of cash flows did not impact previously recorded (loss) income from operations, net loss or stockholders’ equity.

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

Note 3—Other current assets

Other current assets consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Unbilled receivables, current	14,871	4,289
Tenant improvement allowance	2,141	3,105
Prepaid taxes	1,863	1,182
Other	186	939
Total	19,061	9,515

Note 4—Property and equipment, net

Property and equipment, net, consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	Estimated Useful Life	June 30, 2022	December 31, 2021
	(years)
Vehicles	5	$263	$177
Furniture and fixtures	7	1,121	542
Office and other equipment	5	1,222	945
Leasehold improvements	Lesser of lease term or useful life	7,972	2,825
Construction in progress	n/a	1,580	2,241
		12,158	6,730
Less: accumulated depreciation		(1,353)	(1,085)
Total property and equipment, net		$10,805	$5,645

Construction in progress (“CIP”) consists of costs associated with the leasehold improvement activities of the Company’s new headquarters in Austin, Texas. During the six months ended June 30, 2022, the Company began moving into the headquarters and partially placed the related assets into service.

Depreciation expense related to property and equipment was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. Depreciation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 5—Acquisitions

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

Vive was consolidated into the condensed consolidated financial statements starting on the acquisition date of October 29, 2021. For the three months ended June 30, 2022, $0.8 million and less than $0.1 million of the Company’s consolidated revenue and consolidated net loss, respectively, was attributable to Vive. For the six months ended June 30, 2022, $1.4 million and $0.1 million of the Company’s consolidated revenue and consolidated net loss, respectively, was attributable to Vive.

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

Note 6—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of June 30, 2022			As of December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$4,386	$—	$4,386	$4,614	$—	$4,614

Internal-use software	3	$5,103	$2,446	$2,657	$3,862	$2,077	$1,785
Trade names & trademarks	n/a	4,203	—	4,203	3,329	—	3,329
Customer contracts	7	1,134	109	1,025	1,194	30	1,164
Acquired software	6 - 9	23,300	2,549	20,751	23,324	1,156	22,168
Total intangible assets, net		$33,740	$5,104	$28,636	$31,709	$3,263	$28,446

The amortization expense of intangible assets was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 2.1 years and 1.6 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average remaining life of acquired software was 4.5 years and 4.8 years as of June 30, 2022 and December 31, 2021, respectively. Changes in the carrying amount of goodwill of $0.2 million during the three and six months ended June 30, 2022, were the result of foreign currency translation adjustments.

The recoverability of software development costs capitalized under ASC 350-40 is evaluated in accordance with the methodology noted within the “Impairment of long-lived assets, goodwill, and intangible assets” section below. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to selling, general and administrative expenses in the period such a determination is made. Goodwill, trade names and trademarks have an indefinite life and are not amortized, but are tested annually for impairment or more frequently if impairment indicators arise. Following the Company’s issuance of revised guidance subsequent to quarter end in conjunction with the Company’s assessment that growth capital available under the Fortress Finance Facility may no longer be available, the Company determined these events may be indicative of a triggering event. As a result of this triggering event, it is reasonably possible that the Company’s estimate that it will recover the carrying amount of these intangible assets, including goodwill and acquired software, from future operations will change in the near term.

As of June 30, 2022, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service as of June 30, 2022, is as follows (in thousands):

Future Amortization
Remainder of 2022	$2,008
2023	3,738
2024	3,405
2025	2,896
2026	2,775
Thereafter	9,611
Total	$24,433

Note 7—Other long-term assets

Other long-term assets consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Unbilled receivables, net of current	21,368	20,329
Debt issuance costs	12,582	969
Investment in CLF High Street Limited	595	540
Other long-term assets	2,043	122
Total	36,588	21,960

Note 8—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$22,572	$4,777
Accrued sales tax	6,446	5,944
Accrued payroll and benefits	1,240	1,677
Stock-based compensation liability	1,570	4,221
Accrued litigation expenses	7,439	4,177
Accrued inventory purchases	7,712	15,685
Other payables	1,211	113
Total	48,190	36,594

Note 9—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. The following tables reflect the change in deferred revenue during the three and six months ended June 30, 2022 and 2021 (in thousands):

Deferred Revenue
Balance at December 31, 2021	$14,522
Revenue recognized	(12,008)
Increase	11,803
Balance at March 31, 2022	$14,317
Revenue recognized	(11,932)
Increase	8,596
Balance at June 30, 2022	$10,981

Deferred Revenue
Balance at December 31, 2020	$14,095
Revenue recognized	(7,016)
Increase	10,571
Balance at March 31, 2021	$17,650
Revenue recognized	(4,507)
Increase	4,822
Balance at June 30, 2021	$17,965

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. Total contract revenues from franchisees yet to be recognized as revenue was $0.2 million as of June 30, 2022, of which the Company expects to recognize approximately 24% of the revenue over the next 12 months and the remainder thereafter.

Note 10—Debt

Subordinated Convertible Debt Agreement

On October 6, 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”), whereby the Company issued $100 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes had an annual interest rate of 8.28%, which accrues as paid-in-kind through the duration of the contract. Repayment of principal and accrued interest was payable in cash or shares of the Company upon the occurrence of certain qualifying events or at the end of the contract term. Interest accrued over the term of the debt and was payable upon repayment at maturity or earlier upon the occurrence of certain events.

As a part of the subordinated convertible debt agreement, the Company identified embedded derivatives that require bifurcation under ASC 815, Derivatives and Hedging, relating to the contingent conversion option, payment of liquidation, default payment and prepayment options. See Note 11—Derivative instruments for further discussion on the Company’s accounting for these embedded derivatives.

In conjunction with the IPO on July 15, 2021, the outstanding Convertible Notes of $106.3 million of principal and interest were converted into 14,847,066 shares of common stock at a conversion price of $16.00.

Subordinated Second Lien Term Loan

On October 6, 2020, the Company entered into a Subordinated Second Lien Term Loan (“Subordinated Credit Agreement”) with certain lenders which committed the lenders to provide $125 million of financing to the Company in exchange for a note payable. This agreement matured over a five-year period that carried a Paid-In Kind (“PIK”) Interest rate of 13.00%. PIK Interest accrued over the term of the Subordinated Credit Agreement. The Subordinated Credit Agreement had a maturity date of October 5, 2025.
In connection with the Suborded Credit Agreement, the Company paid the lenders approximately $3.8 million in fees. Similarly, the Company paid third parties fees of approximately $1.0 million. The Company determined that all fees paid to the lenders and third parties would result in a reduction of the initial carrying amount. The Company amortized the debt discount and debt issuance costs into interest expense utilizing the effective interest method.

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

First Lien Loan

The Company entered into a senior secured credit agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See Note 17—Convertible preferred stock and stockholders' equity (deficit) for further discussion. The remaining availability under the Revolving Facility may be drawn and used for general corporate purposes. The obligations under the Secured Credit Agreement are guaranteed by certain operating subsidiaries of the Company and secured by a majority of the Company’s assets. The Revolving Facility may be prepaid and terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility bore interest at floating rate of LIBOR plus 1.5 percent.

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

As a result of the amendment, the Company modified the existing covenant under the Secured Credit Agreement. The total leverage ratio was modified such that the Company is required to maintain a total leverage ratio, of less than 3.00 to 1.00.

In connection with the Credit Agreement, the Company paid lender and third-party fees of $0.9 million and $0.1 million, respectively, associated with the amendment. The Company concluded that the amendment resulted in a modification of debt rather than a debt extinguishment. As such, the Company determined that all fees incurred in connection with the Credit Agreement would be deferred and amortized over the term of the new arrangement.

On May 13, 2022, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, certain terms of the Credit Agreement were amended to permit the execution of the credit agreement dated as of May 13, 2022 between the Company and Fortress Credit Group (including establishing the securitization of the franchisee loans described below) and the issuance of warrants pursuant to the Warrant Purchase Agreement (See Note 12—Warrant liabilities).

The outstanding balance of the Facility as of June 30, 2022 and December 31, 2021 was $61.6 million and $0, respectively. The unamortized debt issuance cost in connection to the Facility as of June 30, 2022 and December 31, 2021 was $12.6 million and $1.0 million, respectively. The availability on the Facility as of June 30, 2022 and December 31, 2021 was $26.9 million and $88.5 million, respectively.

On August 1, 2022, the Company made a draw of $19.1 million on the Facility.

As of June 30, 2022, the Company was in compliance with its covenants on the Secured Credit Agreement. On July 25, 2022, the Company entered into a Waiver Under Credit Agreement (the “Credit Agreement Waiver”) with JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee. Pursuant to the Credit Agreement Waiver, certain lenders party to the Credit Agreement have agreed to waive certain defaults under the Credit Agreement related to cross-default provisions associated with required minimum market capitalization thresholds under the Company’s Fortress Credit Facility.

Fortress Credit Facility

The Company entered into a credit agreement, dated as of May 13, 2022 (the “New Credit Agreement”), with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC as “Borrower” and Fortress Credit Group (“Fortress”)., as administrative agent, collateral agent, and lender, consisting of a $150 million (the “Maximum Commitment Amount”) seven-year credit facility (the “New Facility”). The Maximum Committed Amount may be increased to $300 million in certain circumstances under the terms of the New Credit Agreement. The New Credit Agreement requires that the Company enter into a limited guaranty, guaranteeing the Company’s obligations under the New Facility, in an amount not to exceed 10% of the total New Facility size. The proceeds from the New Facility will be used by the Borrower to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”). The obligations under the New Credit Agreement are secured by the Receivables. Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to the amount of interest received by the Company from each franchisee loan agreement. As of June 30, 2022, no amounts were drawn on the New Credit Agreement.

The covenants of the New Credit Agreement include negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the New Credit Agreement contains certain financial covenants that require the Company to maintain certain market capitalization levels. As of June 30, 2022, the Company was in compliance with its covenants on the New Credit Agreement. Subsequent to June 30, 2022, the Company determined it was no longer in compliance with covenants requiring minimum market capitalization thresholds in the New Credit Agreement. As a result of the noncompliance, the Company terminated the New Credit Agreement on August 12, 2022.

In connection with the New Credit Agreement, the Company entered into a warrant purchase agreement with certain affiliates of Fortress, pursuant to which the Company is obligated to issue warrants in up to four tranches, each representing 1.25% of the fully diluted shares of the Company’s common stock outstanding on the issue date of the warrants (see Note 12—Warrant liabilities). As a result of issuance of the warrants, the Company determined the fair value of the warrants of approximately $8.9 million issued in connection with the New Credit Agreement would be deferred and amortized over the term of the New Credit Agreement. The Company recorded additional debt issuance costs for fees paid lenders and third parties of approximately $2.9 million. These costs are included in other long-term assets on the accompanying condensed consolidated balance sheet as of June 30, 2022. Due to the termination of the New Credit Agreement subsequent to June 30, 2022, the Company anticipates a write-off of approximately $11.7 million of debt issuance costs as a result of the termination.

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

Interest expense

Interest expense recorded on the debt facilities was $0.6 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $8.7 million and $17.1 million for the three and six months ended June 30, 2021, respectively.

The weighted-average interest rate on the Company’s outstanding debt as of June 30, 2022 was 3.90%. There was no outstanding debt as of December 31, 2021.

Note 11—Derivative instruments
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

The Company recognized an unrealized gain of $0.1 million and $0.2 million on this instrument during the three and six months ended June 30, 2021, respectively. The unrealized gain has been presented within other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the swap agreement. The Company paid $0.5 million to terminate the Swap Agreement.

Convertible notes

In October 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”) as discussed in Note 10—Debt, whereby the Company issued $100 million of convertible notes to certain holders maturing on September 30, 2025. These notes can be converted into common shares of the Company at the holders’ option. The Company has analyzed the conversion and redemption features of the agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company has bifurcated the following embedded derivatives: (i) Liquidity Event Conversion Option; (ii) Liquidity Event Redemption Option;
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

As discussed in Note 10—Debt, in connection with the IPO, outstanding Convertible Notes of $106.3 million, including principal and interest, were converted into 14,847,066 shares of common stock.

Note 12—Warrant liabilities

In conjunction with the New Facility with Fortress, on May 13, 2022, the Company issued (i) immediately exercisable warrants (“Immediately Exercisable Warrants”) to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock and (ii) warrants that will become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any warrant is issued) have been drawn under the New Credit Agreement (“50% Utilization Warrants” and together with the Immediately Exercisable Warrants, the “Warrants”) (the date a 50% Utilization Warrant becomes exercisable upon reaching required utilization levels under the New Facility, a “Vesting Date”) to purchase up to 1.25% of the fully diluted shares of Common Stock as of the Vesting Date.

The exercise price of the Warrants is $16.00 per share of the Company’s common stock, subject to adjustment as defined within the warrant purchase agreement. The Warrants will be exercisable from the date of issuance (in the case of the Immediately Exercisable Warrants) or their Vesting Date (in the case of the 50% Utilization Warrants) until the seventh anniversary of the date of issuance of each Warrant, may only be exercised on a cashless net exercise basis, and are subject to certain anti-dilution adjustments upon the occurrence of certain events such as a distribution, reorganization, recapitalization, reclassification, or similar event.

Each holder of the Warrants will also have the right to put back the Warrants to the Company (the “Put Option”) at an aggregate price (the “Aggregate Put Price”) equal to the product of (a) such holder’s percentage share of $2.5 million (calculated based on the number of Warrants issued to such holder relative to the number of Warrants issued to all holders) and (b) a fraction, expressed as a percentage, equal to the number of shares of the Company’s common stock subject to the Warrants for which the Put Option is being exercised divided by the number of shares of the Company’s common stock subject to the Warrants issued to the holder as of the issue date of the Warrant (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants). The Aggregate Put Price will be settled (i) within the first twelve months after the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), solely in shares of the Company’s common stock, subject to the Share Issuance Cap (as defined herein) and certain limitations on beneficial ownership of the holders (the “Beneficial Ownership Limitation”), based on a trailing volume-weighted average price (“VWAP”) or (ii) after the twelve month anniversary of the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), in cash or shares of Common Stock based on a trailing VWAP, at the holder’s option, and subject to the Share Issuance Cap and the Beneficial Ownership Limitation. In the event that the number of shares of Common Stock to be issued upon exercise of the Put Option would exceed the Share Issuance Cap or the Beneficial Ownership Limitations with respect to a holder, a cash payment will be made in lieu of delivery of such excess shares of Common Stock.

The Immediately Exercisable Warrants and the 50% Utilization Warrants issued do not meet the criteria for equity classification and therefore must be recorded as liabilities pursuant to ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging, respectively. The liability for these

Warrants was recorded at fair value on the date of the issuance of the Warrants and subsequently re-measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

The fair value of the Immediately Exercisable Warrants and the 50% Utilization Warrants was calculated using a Binomial Lattice model. The following are the assumptions used in calculating fair value on the date of issuance:

Trading price of common stock on measurement date	$6.52
Exercise price	$16.00
Risk-free interest rate	2.93%
Warrant life in years	7.0 years
Expected volatility	50.00%
Expected dividend yield	$—
Put price (per share)	$2.06
Expected Vesting Date(1)	5/31/2024
(1) The expected vesting date criteria is only relevant in the calculation of the fair value of the 50% Utilization Warrant as the Immediately Exercisable Warrant vested at issuance.

On May 17, 2022, holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of Common Stock.

The Company determined the fair value of the 50% Utilization Warrants using a Binomial Lattice model with the following assumptions as of June 30, 2022:

Trading price of common stock on measurement date	$3.93
Exercise price	$16.00
Risk-free interest rate	3.02%
Warrant life in years	6.9 years
Expected volatility	52.50%
Expected dividend yield	$—
Put Price (per share)	$2.06
Expected Vesting Date	5/31/2024

The 1.2 million Warrants outstanding as of June 30, 2022 had a fair value of $3.2 million. During the three and six months ended June 30, 2022, the Company recognized a gain of $1.3 million in its condensed consolidated statements of operations and comprehensive loss related to decreases in the fair value of the 50% Utilization Warrants that were outstanding at the end of the reporting period.

Note 13—Fair value

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, inventory, and accounts payable and accrued expenses, as reflected on the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

The warrant liabilities (see Note 12—Warrant liabilities) and promotional agreements (see Note 16—Commitments and contingencies) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected dividend yield, expected volatility, and expected vesting date. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected volatility were to increase (decrease).

The following table summarizes the Company’s total Level 3 liability activity for the three and six months ended June 30, 2022 (in thousands):

	Warrant Liabilities	Promotional Agreements	Total Level 3 Liabilities
Fair value as of January 1, 2022	$—	$4,474	$4,474
Change in valuation of promotional agreements	—	1,588	1,588
Issuance of common stock pursuant to promotional agreement awards	—	(2,963)	(2,963)
Fair value as of March 31, 2022	—	3,099	3,099
Issuance of Warrants	8,918	—	8,918
Exercise of put option on Immediately Exercisable Warrants	(4,460)	—	(4,460)
Change in valuation of promotional agreements	—	(966)	(966)
Change in fair value - warrant liabilities(1)	(1,266)	—	(1,266)
Fair value as of June 30, 2022	$3,192	$2,133	$5,325

(1) Change in fair value - warrant liabilities is recognized in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the Company’s total Level 3 liability activity as of and for the year ended December 31, 2021 (in thousands):

	Derivative Liability	Promotional Agreements	Total Level 3 Liabilities
Balance as of January 1, 2021	$(36,640)	$—	$(36,640)
Change in fair value of derivative liability	(25,505)	—	(25,505)
Fair value as of March 31, 2021	(62,145)	—	(62,145)
Change in fair value of derivative liability	(23,098)	—	(23,098)
Fair value as of June 30, 2021	(85,243)	—	(85,243)
Conversion of convertible debt into common stock	85,243	—	85,243
Change in fair value of promotional agreements	—	4,474	4,474
Fair value as of December 31, 2021	$—	$4,474	$4,474

Note 14—Income taxes

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

Provision for income taxes

The provision for income taxes was $3.5 million and $6.1 million for the three and six months ended June 30, 2022, respectively. The provision for income taxes was $1.3 million and $0.9 million for the three and six months ended June 30, 2021, respectively. The effective tax rate for the six months ended June 30, 2022 of (22.95)% differed from the expected U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential, nondeductible section 162(m) compensation, withholding taxes, and by current period losses incurred by F45 Holdings Inc. not benefited due to its full valuation allowance. The effective tax rate for the six months ended June 30, 2021 of (1.36)% differed from the U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential by current period losses incurred by F45 Holdings Inc. not benefited due to its full valuation allowance.

Note 15—Related party transactions

As discussed in Note 1—Nature of the business and basis of presentation, due to the repurchase of the Company’s shares from two primary directors that occurred in October 6, 2020, the Company no longer considers these two directors as related parties from October 6, 2020 onward.

Group Training, a related party, is owned by certain existing stockholders that are executive officers and directors of the Company, through which they operate three F45 studios in the United States. During the three and six months ended June 30, 2022, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the Company had receivables related to fees under this management service agreement of $1.0 million and $0.7 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets. Subsequent to June 30, 2022, on July 24, 2022, the owners of Group Training agreed to terminate the related franchise agreements and transfer the assets of, and all rights to, the ownership and operation of the aforementioned studios in exchange for termination of the outstanding receivable balance of $1.0 million pursuant to the terms of the Separation Agreement with Adam Gilchrist (see Note 21—Subsequent events).

During the three and six months ended June 30, 2022, the Company recognized less than $0.1 million of franchise revenue and equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million of franchise revenue and equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company recognized less than $0.1 million of franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million of franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue. As of June 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables from these studios, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company incurred expenses totaling approximately $1.0 million and $4.3 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. During the three and six months ended June 30, 2021, the Company incurred expenses totaling approximately $1.2 million and $2.1 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. As of June 30, 2022 and December 31, 2021, the Company had approximately $0.9 million and $1.3 million, respectively, of outstanding payables to the third-party vendor. These amounts are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from three studios owned by employees. During the three and six months ended June 30, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from three studios owned by employees. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, the Company had no receivables outstanding related to this revenue. As of December 31, 2021, the Company had receivables outstanding related to this revenue of less than $0.1 million. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company entered into employment agreements with existing franchisees under a development agreement with the Company to open approximately 87 studios. As a result, the Company has determined the development agreement and studios operating under ownership of these franchisees now represent related party transactions. During the three and six months ended June 30, 2022, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million and $10.7 million, respectively, from studios under the development agreement. During each of the three and six months ended June 30, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling $0.1 million from studios under the development agreement. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the Company had receivables outstanding related to this revenue of less than $0.7 million and $0.7 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

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

The Company recognized $0.3 million and $0.5 million of revenue, respectively, and no cost of sales in conjunction with the transaction with LIIT LLC during the three and six months ended June 30, 2022 . The Company recognized $0.5 million of revenue and no cost of sales in conjunction with the transaction with LIIT LLC during the three and six months ended June 30, 2021. The outstanding receivable balance as of June 30, 2022 and December 31, 2021 was $2.0 million and $1.5 million, respectively. Subsequent to June 30, 2022, on July 24, 2022, the Company agreed to terminate the Asset Transfer and Licensing Agreement in exchange for termination of the outstanding receivable balance of $2.0 million pursuant to the terms of the Separation Agreement with Adam Gilchrist (see Note 21—Subsequent events).

Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise has agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open at least within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 3 studios opened as of June 30, 2022 under the multi-unit studio agreement.

Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with some of the franchise agreements in the United States entered into since July 2019, Club Franchise is required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue~~,~~ regardless of whether such studios are open. Club Franchise has also agreed to pay the Company an upfront establishment fee of $7,500,000 as follows: (i) $1,875,000 upon execution of the multi-unit studio agreement (which amount has been paid as of December 31, 2021); (ii) $1,875,000 by June 2022 (which amount has been paid as of June 30, 2022); (iii) $1,875,000 by December 2022; and (iv) $1,875,000 by December 2023. Club Franchise is required to pay monthly franchise fees to the Company in respect of additional studios with monthly franchise fees for 150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company other fees, including fees related to marketing and equipment and merchandise, some of which the Company has agreed to provide at a discounted rate.

The Company recognized $2.0 million and $4.3 million of franchise revenue in conjunction with the transaction with Club Franchise Group LLC during the three and six months ended June 30, 2022, respectively. The Company recognized no franchise revenue in conjunction with the transaction with Club Franchise Group LLC during the three and six months ended June 30, 2021. As of June 30, 2022, the Company had an outstanding receivable balance of $0.6 million related to Club Franchise and no outstanding receivable balance owed as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company recognized less than $0.1 million and no unbilled receivable in other short-term assets on the condensed consolidated balance sheets, respectively. The Company recognized $6.8 million and $4.4 million of unbilled receivable in other long-term assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 16—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies (ASC 450). As of June 30, 2022 and December 31, 2021, the Company had established a litigation accrual of $7.4 million and $4.2 million, respectively, in accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company discloses the amount accrued if the Company believes it is material or if the Company believes such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and the Company adjusts the accruals and disclosures accordingly. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company leases fourteen office buildings in the United States and other international locations. Future minimum lease payments, which include non-cancelable operating leases as of June 30, 2022, are as follows (in thousands):

Operating Leases
Remainder of 2022	$1,645
2023	4,068
2024	3,486
2025	3,454
2025	3,258
Thereafter	15,262
Total Minimum Lease Payments	$31,173

Rent expense for all operating leases was approximately $1.5 million and $2.8 million for the three and six months ended June 30, 2022, respectively. Rent expense for all operating leases was approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The Company has presented rent expense during these periods in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

In December 2020, the Company entered into a lease agreement (“Lease”) to lease 44,171 square feet of office space in Austin, Texas. The Lease has an initial term of eight years and one five-year tenant renewal option, with the initial term beginning after completion of leasehold improvements or 180 days after the space was delivered to the Company to begin leasehold improvements. The Company is obligated to make rent payments totaling approximately $13.9 million over the initial term, with $1.6 million of rent during the first year subject to rent escalations on an annual basis throughout the initial term. In connection with the Lease, the Company is entitled to receive a tenant improvement allowance of $3.8 million funded by the landlord. The Company was given the right to control physical access to the leased space to begin leasehold improvements on March 1, 2021, which is considered the lease commencement date used in calculating the straight-line rent expense as the Company is deemed the accounting owner of the leasehold improvement assets. The Company recorded $3.8 million of tenant improvement allowance as deferred rent as of December 31, 2021 and amortized $0.2 million and $0.3 million, respectively, as reductions to rent expense over the lease term of approximately 9.4 years for the three and six months ended June 30, 2022.

As of June 30, 2022, the Company had an outstanding guarantee of $2.4 million in aggregate total for lease payments related to four franchisee studio leases in the state of California with non-cancelable lease periods ranging from 4 to 10 years.

Promotional agreements

Liability-classified awards

On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark is entitled to receive additional performance-based cash compensation based on the Company’s enterprise value. On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew, Inc. (“Malibu Crew”). Both of these promotional agreements expire on October 14, 2025. As of June 30, 2022, the Malibu Crew concept is still in the incubation phase.

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, DB Ventures will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or common stock equivalent to $5 million divided by the share price on the vesting date on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs. During the three and six months ended June 30, 2022, the Company recorded $(0.5) million and $0.9 million in expense related to this agreement, respectively. During the three and six months ended June 30, 2021, the Company recorded $0.5 million and $1.0 million in expense related to this agreement, respectively. During the six months ended June 30, 2022, 914,692 of common shares vested under this agreement as a result of meeting the six-month anniversary of the Company becoming publicly traded.

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

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant CDP a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. As of June 30, 2022, the Avalon House concept is still in the incubation phase.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky, whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of June 30, 2022, these studios and associated start-up costs had yet to commence.

The Company determined that the common stock to be issued upon settlement of the promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP are liability-classified awards. As of June 30, 2022, the Company recorded $1.6 million of stock-based compensation liability in accounts payable and accrued expenses and less than $0.1 million of stock-based compensation liability in other long-term liabilities in the condensed consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of June 30, 2022 were as follows:

As of June 30, 2022
Risk-free interest rate	1.30% - 3.00%
Expected dividend yield	—
Expected term in years	0.04 - 4.00
Expected volatility	13.00% - 29.00%

Equity-classified awards

On December 17, 2021, the Company entered into a promotional agreement with Timothy Kennedy (“TK”). Pursuant to this agreement, effective December 30, 2021, Timothy Kennedy will provide certain promotional services to the Company in exchange for annual compensation and $0.1 million of the Company’s Restricted Stock Awards (“RSAs”) for each 12-month period of service. RSAs will vest 100% upon each of the first four one-year anniversaries of the services being provided. The agreement between the Company and TK terminates on December 16, 2026. The Company determined that the RSAs granted to TK are equity-classified awards. The stock-based compensation expense related to the RSAs is recognized ratably over the requisite service period in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

See Note 18—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Note 17—Convertible preferred stock and stockholders’ equity (deficit)
Issuance of convertible preferred stock and common stock

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005 and 11,000,000 shares of preferred stock with a par value of $0.0001. As of June 30, 2022 and December 31, 2021, the Company had 96,491,418 and 95,806,063

shares of common stock, respectively. As of June 30, 2022 and December 31, 2021, the Company had no shares of convertible preferred stock issued and outstanding.

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

In July 2021, due to the completion of a public offering, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00. There were no shares of convertible preferred stock outstanding as of June 30, 2022 and December 31, 2021.

Note 18—Stock-based compensation

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

Stock options

SOs granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of stock options issued by the Company are subject to only service vesting conditions. As of December 31, 2021, the total number of shares subject to outstanding SOs was 252,737. As of June 30, 2022, the total number of shares subject to outstanding SOs was 664,464.

The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value were for SOs granted during the six months ended June 30, 2022 as follows:

Weighted-average fair value (1)	$3.84
Expected volatility (2)	26.70%
Risk-free interest rate (3)	2.55%
Expected dividend yield (4)	—
Expected term in years	6.25

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	Selected volatility is relevered equity volatility based on median asset volatility.
(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips.
(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

A summary of option activity under the employee share option plan as of June 30, 2022, and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	252	$15.92		$—
Granted	441	12.47
Exercised	—
Forfeited or expired	(20)	15.92
Outstanding as of March 31, 2022	673	$13.66	8.86	$—
Granted	—
Exercised	—
Forfeited or expired	(9)	16.00
Outstanding as of June 30, 2022	664	$13.63		$—
Vested and exercisable	60	$15.92		$—
Expected to vest	604	$13.40	8.62	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the quarter ended June 30, 2022. The aggregate intrinsic value of vested and unvested options as of June 30, 2022 was $0, since the options were out-of-the-money. The aggregate intrinsic value is the difference between the Company’s closing stock price of $3.93 on the last trading day of the quarter ended June 30, 2022 and the exercise price multiplied by the number of in-the-money options. All the options were out-of-the-money. During the three and six months ended June 30, 2022, no options vested.

As of June 30, 2022, the total unrecognized pre-tax stock-based compensation expense related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 1.62 years. The maximum contractual term of the SO is approximately ten years.

Restricted stock units

RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on a RSU during the period it is unvested. The RSUs granted by the Company are subject to service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements. As of June 30, 2022, the total number of shares subject to outstanding RSUs was 1,770,438. During the six months ended June 30, 2022, the Company withheld 1,045,661 shares of common stock related to net share settlement of restricted stock units vested during the prior year.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	997	$15.74
Granted	389	12.85
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	1,386	$14.37
Granted	512	5.93
Vested	(128)	5.93
Forfeited	—
Outstanding as of June 30, 2022	1,770	$12.54

The total grant date fair value of RSU vested during the three and six months ended June 30, 2022, was $0.8 million. During the three and six months ended June 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $1.8 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $19.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.36 years. The maximum contractual term of RSUs is approximately three years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares; the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. As of June 30, 2022, the total number of shares subject to outstanding RSAs was 341,880.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSAs. The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	117	$14.60
Granted	—
Vested	(8)	15.15
Forfeited	(5)	15.15
Outstanding as of March 31, 2022	104	$15.09
Granted	342	4.68
Vested	(104)	15.09
Forfeited	—
Outstanding as of June 30, 2022	342	$4.68

The total grant date fair value of RSAs vested during the quarter ended June 30, 2022 was $1.6 million. For the three and six months ended June 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was less than $0.1 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $1.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.95 years. The maximum contractual term of the RSAs is less than one year.

Non-employee promotional agreements

Liability-classified awards

As described in Note 16—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance and market conditions.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of June 30, 2022, the market conditions have not been met on any of the non-employee promotional agreements other than those listed in Note 16 under the promotional agreement with DB Ventures. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021.

Equity-classified awards

The promotional agreement with TK included RSAs that contain equity-based payment, which has a service condition. The Company determined that the RSAs granted to TK are equity based awards that contains a service condition to vest. The stock-based compensation expense related to the RSAs are recognized ratably over the requisite service period in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 19—Basic and diluted loss per share

The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2022	2021	2022	2021

Numerator:
Net loss attributable to common stockholders—basic and diluted	$(34,926)	$(30,524)	$(32,414)	$(67,369)

Denominator:
Weighted average common shares outstanding—basic and diluted	95,917,556	29,281,514	95,814,188	29,281,514

Net loss per share:
Basic and diluted net loss per share	$(0.36)	$(1.04)	$(0.34)	$(2.30)

Anti-dilutive securities excluded from diluted loss per share:
Stock options to purchase common stock	664,464	—	664,464	—
Stock warrants	1,221,698	—	1,221,698	—
Unvested restricted stock awards	341,880	—	341,880	—
Convertible preferred stock	—	9,854,432	—	9,854,432
Restricted stock units	1,770,438	2,738,648	1,770,438	2,738,648
Convertible notes	—	5,856,302	—	5,856,302
Total	3,998,480	18,449,382	3,998,480	18,449,382

The contingently issuable shares in relation to the promotional agreements with ABG-Shark, MJE, and CDP are not included in diluted loss per share computation as the market conditions have not been met to be vested as of June 30, 2022.

Note 20—Segment and geographic area information

The Company’s operating segments align with how the Company manages its business and interacts with its franchisees on a geographic basis. F45 is organized by geographic region based on the Company’s strategy to become a globally recognized brand. F45 has three reportable segments: United States, Australia and Rest of World. The Company refers to “Australia” as the operations in Australia, New Zealand and the immediately surrounding island nations. The Company refers to “Rest of World” as the operations in locations other than the United States and Australia. The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, Messrs. Adam Gilchrist and Chris Payne. Subsequent to June 30, 2022, on July 24, 2022, the Company entered into a Separation Agreement with Adam Gilchrist. As a result, the Company anticipates changes to the identified CODM group in subsequent periods. Segment information is presented in the same manner that the Company’s CODM reviews the operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$12,145	$1,392	$10,753	$12,952	$1,308	$11,644
Equipment and merchandise	$6,553	$5,244	1,309	4,523	2,437	2,086
	$18,698	$6,636	$12,062	$17,475	$3,745	$13,730
Australia:
Franchise	$3,492	$186	$3,306	$2,702	$94	$2,608
Equipment and merchandise	$1,099	$1,055	44	689	$514	175
	$4,591	$1,241	$3,350	$3,391	$608	$2,783
Rest of World:
Franchise	$3,472	$112	$3,360	$4,927	$60	$4,867
Equipment and merchandise	$3,272	$2,380	892	1,039	788	251
	$6,744	$2,492	$4,252	$5,966	$848	$5,118
Consolidated:
Franchise	$19,109	$1,690	$17,419	$20,581	$1,462	$19,119
Equipment and merchandise	10,924	8,679	2,245	6,251	3,739	2,512
	$30,033	$10,369	$19,664	$26,832	$5,201	$21,631

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$24,546	$2,407	$22,139	$19,967	$2,330	$17,637
Equipment and merchandise	29,401	12,998	16,403	$7,004	$3,915	$3,089
	$53,947	$15,405	$38,542	$26,971	$6,245	$20,726
Australia:
Franchise	$6,940	$305	$6,635	$5,991	$272	$5,719
Equipment and merchandise	3,229	$2,788	441	$1,528	$1,321	$207
	$10,169	$3,093	$7,076	$7,519	$1,593	$5,926
Rest of World:
Franchise	$7,483	$209	$7,274	$7,779	$74	$7,705
Equipment and merchandise	8,442	3,836	4,606	$2,754	$1,684	$1,070
	$15,925	$4,045	$11,880	$10,533	$1,758	$8,775
Consolidated:
Franchise	$38,969	$2,921	$36,048	$33,737	$2,676	$31,061
Equipment and merchandise	41,072	19,622	21,450	$11,286	$6,920	$4,366
	$80,041	$22,543	$57,498	$45,023	$9,596	$35,427

(1) Revenues for the three and six months ended June 30, 2021, have been recast by management to reflect changes in inter-segment profit in order to conform to current year presentation.

Selling, general and administrative expenses, other expenses, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to condensed consolidated net loss is as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Segment gross profit	$19,664	$21,631
Selling, general and administrative expenses	52,828	18,562
Loss on derivative liabilities, net	—	23,098
Change in fair value - warrant liabilities	(1,265)	—
Interest expense, net	696	8,853
Other expense, net	(1,184)	329
Provision for income taxes	3,515	1,313
Net loss	$(34,926)	$(30,524)

	For the Six Months Ended June 30,
	2022	2021
Segment gross profit	$57,498	$35,427
Selling, general and administrative expenses	84,918	35,390
Loss on derivative liabilities, net	—	48,603
Change in fair value - warrant liabilities	(1,265)	—
Interest expense, net	822	17,268
Other (income) expense, net	(614)	620
Provision for income taxes	6,051	915
Net loss	$(32,414)	$(67,369)

As of June 30, 2022, the Company had property and equipment of $8.9 million and $1.9 million in the United States and Australia, respectively. As of December 31, 2021, the Company had property and equipment of $3.8 million and $1.8 million in the United States and Australia, respectively. No other segment other than the United States and Australia accounted for more than 10% of total property and equipment, net as of June 30, 2022 and December 31, 2021.

Note 21—Subsequent events

The Company has evaluated subsequent events from June 30, 2022 through August 15, 2022, the date on which the June 30, 2022 condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events requiring adjustments to or disclosure in the condensed consolidated financial statements, other than as discussed below.

Departure of President and Chief Executive Officer

On July 24, 2022, the Company entered into a Separation Agreement with President, Chief Executive Officer and Chairman of the Board, Adam J. Gilchrist, in conjunction with his stepping down from those roles as of July 24, 2022 (the “Separation Agreement”). Mr. Gilchrist will remain a director of the Company and the Board will appoint a new Chairman.

Under the terms of the Separation Agreement, Mr. Gilchrist will be eligible to receive certain payments and benefits, subject to certain agreed conditions set forth in the Separation Agreement, including: (i) a one-time cash payment of $4,800,000; (ii) commencing on August 1, 2022, payment by the Company of a 12-month lease of Mr. Gilchrist’s residence in Florida, with an annual lease amount of up to $1,200,000; (iii) reimbursement for COBRA premiums for Mr. Gilchrist and his covered dependents for up to eighteen months; (iv) relocation expenses up to $20,000; (v) reimbursement of legal fees related to the Separation Agreement; and (vi) a one-time cash payment of $1,000,000.

Appointment of Interim Chief Executive Officer

On July 24, 2022, the Board appointed Ben Coates, a current member of the Board, as Interim Chief Executive Officer, to serve while the Board conducts a formal search for a permanent successor to Mr.

Gilchrist. In addition to his new role as Interim Chief Executive Officer, Mr. Coates will continue to serve as a member of the Company’s Board.

Reduction in Force

Due to market conditions, on July 26, 2022, the Company announced that it would be reducing its number of employees by approximately 110 employees, which represents approximately 45% of the Company’s total employees globally. The Company expects to complete this workforce reduction in the third quarter of 2022. As a result of this workforce reduction, the Company expects to incur a pre-tax cash charge for one-time termination benefits, which consist of severance and related costs, of between approximately $10 million and $12 million in the third quarter of 2022, inclusive of previously described amounts included within the Separation Agreement.

Waiver Under Credit Agreement

On July 25, 2022, the Company entered into a Waiver Under Credit Agreement (the “Credit Agreement Waiver”) with JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee. Pursuant to the Credit Agreement Waiver, certain lenders party to the Credit Agreement have agreed to waive certain defaults under the Credit Agreement, subject to the terms and conditions set forth in the Credit Agreement Waiver.

Amendment to Chief Financial Officer Employment Agreement

On July 25, 2022, the Company entered into an amendment to the employment agreement between the Company and Chris Payne, dated July 5, 2021 (the “Payne Employment Agreement Amendment”). Pursuant to the amendment, so long as Mr. Payne remains through October 15, 2022, Mr. Payne will be entitled to a cash retention bonus in the amount of $2.4 million, along with accelerated vesting of his outstanding and unvested equity awards. Mr. Payne will also be entitled to 18 months of Company-paid COBRA and the relocation benefits provided for in his existing employment agreement following any termination of employment following that date. These retention payments and benefits will be paid immediately upon any involuntary termination of Mr. Payne’s employment prior to October 15, 2022.

Termination of Fortress Credit Facility

On August 14, 2022, F45 SPV Finance Company (the “borrower”) delivered a notice to Fortress, as Administrative Agent, terminating the New Credit Agreement, dated as of May 13, 2022, by and among the Borrower, the Company and Fortress, as Administrative Agent, as Collateral Agent, and a Lender. The termination of the New Credit Agreement and $150 million delayed draw credit facility provided thereunder became effective on August 14, 2022. There were no borrowings outstanding under the Credit Agreement as of the date of the termination.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States, Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the three months ended June 30, 2022 and 2021. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis

Our Franchise Model

We operate a nearly 100% franchise model. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to the COVID-19 pandemic. Despite challenges posed by the COVID-19 pandemic, we grew our footprint and experienced minimal permanent closures during 2020 and 2021, which we believe underscores the resilience of our business model. Between Q2 2022 and Q2 2021, our Total Franchises Sold increased by 37% and our Total Studios increased by 26%. For the six months ended June 30, 2022, as compared with the same period in 2021, our revenue increased by 78%.

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

Recent Developments

Departure of President and Chief Executive Officer

On July 26, 2022, the Company entered into a Separation Agreement with President, Chief Executive Officer and Chairman of the Board, Adam J. Gilchrist, in conjunction with his stepping down from those roles as of July 24, 2022 (the “Separation Agreement”). Mr. Gilchrist will remain a director of the Company and the Board will appoint a new Chairman.

Under the terms of the Separation Agreement, Mr. Gilchrist will be eligible to receive certain payments and benefits, subject to certain agreed conditions set forth in the Separation Agreement, including: (i) a one-time cash payment of $4.8 million; (ii) commencing on August 1, 2022, payment by the Company of a 12-month lease of Mr. Gilchrist’s residence in Florida, with an annual lease amount of up to $1.2 million; (iii) reimbursement for COBRA premiums for Mr. Gilchrist and his covered dependents for up to eighteen months; (iv) relocation expenses up to $20,000; (v) reimbursement of legal fees related to the Separation Agreement; and (vi) a one-time cash payment of $1.0 million.

Appointment of Interim Chief Executive Officer

On July 24, 2022, the Board appointed Ben Coates, a current member of the Board, as Interim Chief Executive Officer, to serve while the Board conducts a formal search for a permanent successor to Mr. Gilchrist. In addition to his new role as Interim Chief Executive Officer, Mr. Coates will continue to serve as a member of the Company’s Board.

Reduction in Force

Due to market conditions, on July 26, 2022, the Company announced a reduction in its number of employees by approximately 110 employees, which represents approximately 45% of the Company’s total employees globally. The Company expects to complete this workforce reduction in the third quarter of 2022. As a result of this workforce reduction, the Company expects to incur a pre-tax cash charge for one-time termination benefits, which consist of severance and related costs, of between approximately $10 million and $12 million in the third quarter of 2022, inclusive of previously described amounts included within the Separation Agreement.

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

The following table sets forth our key performance indicators for the three and six months ended June 30, 2022 and 2021 (in thousands except, net earnings (loss) per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(34,926)	$(30,524)	$(32,414)	$(67,369)
Net loss per share	$(0.36)	$(1.04)	$(0.34)	$(2.30)
System-wide Sales	$127,106	$102,987	$244,494	$197,039
System-wide Visits	7,333	6,955	14,549	13,731
Same store sales growth	6.0%	126.0%	6.1%	19.5%
New Franchises Sold, net	(173)	554	533	557
Total Franchises Sold, end of period	3,834	2,801	3,834	2,801
Initial Studio Openings, net	92	68	209	118
Total Studios, end of period	1,958	1,555	1,958	1,555
EBITDA	(28,397)	(18,908)	(21,423)	(47,084)
Adjusted EBITDA	$(7,328)	$10,676	$10,326	$15,946
Adjusted EBITDA margin	(24.4)%	39.8%	12.9%	35.4%

System-wide Sales

We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.

During the three and six months ended June 30, 2022, our System-wide Sales were approximately $127.1 million and $244.5 million, respectively, which compares favorably to approximately $103.0 million and $197.0 million, respectively for the three and six months ended June 30, 2021, as presented in the table below:

Three Months Ended June 30,	Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$58,119	$40,268	$110,814	$70,741
Australia	41,861	49,159	84,814	101,157
ROW	27,126	13,560	48,866	25,141
Total	$127,106	$102,987	$244,494	$197,039

During the three months ended June 30, 2022, System-wide Sales year-over-year growth of 44% in our U.S. segment and 100% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the quarter. During the six months ended June 30, 2022, System-wide Sales year-over-year growth of 57% in our U.S. segment and 94% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the period. During the three and six months ended June 30, 2022, System-wide Sales year-over-year decreased by 15% and 16%, respectively, for our Australian segment. The decrease during the six months ended June 30, 2022 was primarily driven by increased market competition and a greater percentage of studios in this segment recovering from the impact of government mandated closures resulting from COVID-19 restrictions during the second half of 2021 and the three months ended March 31, 2022.

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

During the three and six months ended June 30, 2022, our System-wide Visits were approximately 7.3 million and 14.5 million, respectively, which compares favorably to approximately 7.0 million and 13.7 million, respectively, for the three and six months ended June 30, 2021, as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	3,268	2,850	6,369	5,116
Australia	2,351	3,226	5,025	6,968
ROW	1,714	879	3,155	1,647
Total	7,333	6,955	14,549	13,731

During the three months ended June 30, 2022, System-wide Visits year-over-year growth of 15% in our U.S. segment and 95% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. During the six months ended June 30, 2022, System-wide Visits year-over-year growth of 24% in our U.S. segment and 92% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the period. During the three and six months ended June 30, 2022, System-wide Visits year-over-year decreased by 27% and 28%, respectively, for our Australian segment, primarily driven by increased market competition and a greater percentage of studios in this segment recovering from the impact of government mandated closures resulting from COVID-19 restrictions during the second half of 2021 and the three months ended March 31, 2022.

New Franchises Sold

New Franchises Sold refers to the number of franchises sold during any specific period. We classify Total Franchises Sold, as of any specified date, (i) the total number of signed franchise agreements in place as of such date for which an establishment fee has been paid and (ii) the total number of franchises committed in a multi-studio agreement in place as of such date for which an upfront payment has been made, in each case that have not been terminated. Each new franchise is included in the number of franchises sold from the date in which we enter into a signed franchise agreement related to each such new franchise. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with open studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement.

Our long-term growth will depend in part on our continued ability to sell new franchises. We are still in the early stages of growth and expansion, particularly in the United States and ROW, and we believe we can significantly grow our franchisee base. If we cannot sell new franchises as quickly as we would like in these geographies, our operating results may be adversely affected.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,402	804	801	4,007	941	676	630	2,247
New Franchises Sold, net(a)	(175)	(1)	3	(173)	438	109	7	554
Total Franchises Sold, end of period	2,227	803	804	3,834	1,379	785	637	2,801

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	517	—	16	533	448	106	3	557
Total Franchises Sold, end of period	2,227	803	804	3,834	1,379	785	637	2,801

(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

During the three and six months ended June 30, 2022, we sold a net average of (57) and 89 new franchises per month, respectively, as compared to the 184 and 94 net average New Franchises Sold, respectively, during the three and six months ended June 30, 2021. Negative New Franchises Sold, net, represents periods in which terminations were in excess of new franchises sold. The net change for the respective periods was supported by recent multi-unit franchise deals. Decreases in the net change in the United States was primarily attributable to terminations from multi-unit franchise deals signed during the previous quarter.

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

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	727	663	476	1,866	518	617	352	1,487
Initial Studio Openings, net(a)	56	11	25	92	38	11	19	68
Total Studios, end of period	783	674	501	1,958	556	628	371	1,555

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	129	21	59	209	70	12	36	118
Total Studios, end of period	783	674	501	1,958	556	628	371	1,555

(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

During the three and six months ended June 30, 2022, we had net initial studio openings of 31 and 36 new franchises per month, respectively, compared to the net initial studio openings of 23 and 20 franchises per month during the three and six months ended June 30, 2021, respectively. The increase in net initial studio openings during the three and six months ended June 30, 2022 was driven by gross studio openings in Australia and ROW generated by studio sales during the latter half of our fiscal year ended December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other Data:	(in thousands)		(in thousands)
EBITDA	$(28,397)	$(18,908)	$(21,423)	$(47,084)
Adjusted EBITDA	$(7,328)	$10,676	$10,326	$15,946
Adjusted EBITDA margin (1)	(24.4)%	39.8%	12.9%	35.4%
Same Store Sales growth (2)	6.0%	126.0%	6.1%	19.5%

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(34,926)	$(30,524)	$(32,414)	$(67,369)
Interest expense, net	696	8,853	822	17,268
Provision for income taxes	3,515	1,313	6,051	915
Depreciation and amortization	1,262	1,173	2,436	1,377
Amortization of deferred costs	1,056	277	1,682	725
EBITDA	$(28,397)	$(18,908)	$(21,423)	$(47,084)
Sales tax reserve(a)	1,070	147	1,060	247
Transaction fees(b)	5,804	1,749	7,592	3,331
Loss on derivative liabilities(c)	—	23,098	—	48,603
Certain legal costs and settlements(d)	6,545	886	8,870	3,423
Stock-based compensation(e)	2,231	—	4,834	—
Recruitment(f)	483	53	1,138	53
COVID concessions(g)	3,643	1,851	4,539	4,333
Relocation(h)	715	183	1,439	252
Development costs(i)	578	1,617	2,277	2,788
Adjusted EBITDA	$(7,328)	$10,676	$10,326	$15,946

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
(c) Represents the gain on derivative liabilities related to the warrants and the loss on derivative liabilities associated with the convertible note.
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

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of June 30, 2022 and 2021, there were 1,386 and 1,083 studios, respectively in our comparable base of franchise studios.

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

•Cost of Equipment and Merchandise Revenue: Primarily includes the direct costs associated with World Pack equipment as well as additional and replacement equipment and merchandise sales to new and existing franchisees. World Pack costs consist of the cost of the components included in opening packs sold to franchisees, including: (i) gym equipment; (ii) our tech pack (e.g., TVs, F45TV adapters / dongles, heart monitors); and (iii) uniforms and merchandise. Our cost of equipment and merchandise changes primarily based on the World Pack equipment sales, which is driven by the number of Franchises Sold. Cost of equipment revenue is reduced by consideration (i.e. rebates) payable by the equipment supplier, in which the amount is recognized in the condensed consolidated statements of operations and comprehensive loss generally upon delivery of the equipment.

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

Provision for Income Taxes

Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily due to the effect of certain nondeductible expenses, permanent differences, foreign jurisdiction earnings taxed at different rates, withholding taxes, and a valuation allowance against certain domestic deferred tax assets that are not more likely than not to be realized.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenues:
Franchise (Related party: $2,360 and $158 for the three months ended June 30, 2022 and 2021, respectively, and $4,976 and $245 for the six months ended June 30, 2022 and 2021, respectively)	$19,109	$20,581	$38,969	$33,737
Equipment and merchandise (Related party: $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $10,632 and $0 for the six months ended June 30, 2022 and 2021, respectively)	10,924	6,251	41,072	11,286
Total revenues	30,033	26,832	80,041	45,023
Costs and operating expenses:
Cost of franchise revenue	1,690	1,462	2,921	2,676
Cost of equipment and merchandise (Related party: $1,039 and $1,203 for the three months ended June 30, 2022 and 2021, respectively, and $4,325 and $2,144 for the six months ended June 30, 2022 and 2021, respectively)	8,679	3,739	19,622	6,920
Selling, general and administrative expenses	52,828	18,562	84,918	35,390
Total costs and operating expenses	63,197	23,763	107,461	44,986
(Loss) income from operations	(33,164)	3,069	(27,420)	37
Loss on derivative liabilities, net	—	23,098	—	48,603
Change in fair value - warrant liabilities	(1,265)	—	(1,265)	—
Interest expense, net	696	8,853	822	17,268
Other (income) expense, net	(1,184)	329	(614)	620
Loss before income taxes	(31,411)	(29,211)	(26,363)	(66,454)
Provision for income taxes	3,515	1,313	6,051	915
Net loss	$(34,926)	$(30,524)	$(32,414)	$(67,369)

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

Franchise Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$12,145	$12,952	$(807)	(6)%
Australia	3,492	2,702	790	29%
ROW	3,472	4,927	(1,455)	(30)%
Total franchise revenue	$19,109	$20,581	$(1,472)	(7)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$24,546	$19,967	$4,579	23%
Australia	6,940	5,991	949	16%
ROW	7,483	7,779	(296)	(4)%
Total franchise revenue	$38,969	$33,737	$5,232	16%

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,402	804	801	4,007	941	676	630	2,247
New Franchises Sold, net(a)	(175)	(1)	3	(173)	438	109	7	554
Total Franchises Sold, end of period	2,227	803	804	3,834	1,379	785	637	2,801

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	517	—	16	533	448	106	3	557
Total Franchises Sold, end of period	2,227	803	804	3,834	1,379	785	637	2,801

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	727	663	476	1,866	518	617	352	1,487
Initial Studio Openings, net(a)	56	11	25	92	38	11	19	68
Total Studios, end of period	783	674	501	1,958	556	628	371	1,555

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	129	21	59	209	70	12	36	118
Total Studios, end of period	783	674	501	1,958	556	628	371	1,555
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

The $0.8 million, or 6%, decrease in franchise revenue in the United States for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the one time adjustments of $1.3 million and $0.9 million during the three months ended June 30, 2021 related to deferred state agreements and limited time promotional deals as described in Note 2 of the condensed consolidated financial statements, partially offset by the increase in total studios in the United States driven by the increase in the number of franchise sales as well as the increase in studios openings in the United States during the second half of 2021. The amount of Total Franchises Sold in the United States increased by 848, or 61%, from 1,379 Franchises Sold during the three months ended June 30, 2021 to 2,227 Franchises Sold during the three months ended June 30, 2022. In addition, the number of studios open in the United States increased by 227, or 41%, from 556 studios during the three months ended June 30, 2021 to 783 studios during the three months ended June 30, 2022.

The $4.6 million, or 23%, increase in franchise revenue in the United States for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to the increase in the number of franchise sales as well as an increase in studio openings in the United States driven by the increase in the number of franchise sales as well as the increase in studios openings in the United States, partially offset by one time adjustments of $1.3 million and $0.9 million during the six months ended June 30, 2021 related to deferred state agreements and limited time promotional deals as described in Note 2 of the condensed consolidated financial statements. The amount of total Franchises Sold in the United States increased by 848, or 61%, from 1,379 during the six months ended June 30, 2021 to 2,227 during the six months ended June 30, 2022. In addition, the number of studios open in the United States increased by 227, or 41%, from 556 studios during the six months ended June 30, 2021 to 783 studios during the six months ended June 30, 2022.

The $0.8 million, or 29%, increase in franchise revenue in Australia for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the increase in the number of franchise sales in Australia and the acquisition of Vive during the second half of 2022. The total amount of Franchises Sold in Australia increased by 18, or 2%, from 785 Franchises Sold during the three months ended June 30, 2021 to 803 Franchises Sold during the three months ended June 30, 2022. In addition, the number of studios open in Australia increased by 46, or 7%, from 628 studios during the three months ended June 30, 2021 to 674 studios during the three months ended June 30, 2022.

The $0.9 million, or 16%, increase in franchise revenue in Australia for the six months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the increase in the number of franchise sales in Australia and the acquisition of Vive during the second half of 2022. The total amount of Franchises Sold in Australia increased by 18, or 2%, from 785 Franchises Sold during the six months ended June 30, 2021 to 803 Franchises Sold during the six months ended June 30, 2022. In addition, the number of studios open in Australia increased by 46, or 7%, from 628 studios during the six months ended June 30, 2021 to 674 studios during the six months ended June 30, 2022.

The $1.5 million, or 30%, decrease in franchise revenue in ROW for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the impact of one time adjustments related to limited time promotional deals of $1.2 million described in Note 2 of the condensed consolidated financial statements during the three months ended June 30, 2021 and credits provided to studios impacted by COVID during the second half of 2021 which are amortized over the franchisee’s remaining contractual term, partially offset by the increase in the number of franchise sales as well as increase in studio openings in ROW. The total number of Franchises Sold in ROW increased by 167, or 26%, from 637 Franchises Sold during the three months ended June 30, 2021 to 804 Franchises Sold during the three months ended June 30, 2022. In addition, the number of studios open in ROW increased by 130, or 35%, from 371 studios during the three months ended June 30, 2021 to 501 studios during the three months ended June 30, 2022.

The $0.3 million, or 4%, decrease in franchise revenue in ROW for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to the impact of one time adjustments related to limited time promotional deals of $1.2 million described in Note 2 of the condensed consolidated financial statements during the six months ended June 30, 2021, partially offset by the increase in the number of franchise sales as well as increase in studio openings in ROW. The total number of Franchises Sold in ROW increased by 167, or 26%, from 637 Franchises Sold during the six months ended June 30, 2021 to 804 Franchises Sold during the six months ended June 30, 2022. In addition, the number of studios open in ROW increased by 130, or 35%, from 371 studios during the six months ended June 30, 2021 to 501 studios during the six months ended June 30, 2022.
Equipment and Merchandise Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$6,553	$4,523	$2,030	45%
Australia	1,099	689	410	60%
ROW	3,272	1,039	2,233	215%
Total equipment and merchandise revenue	$10,924	$6,251	$4,673	75%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$29,401	$7,004	$22,397	320%
Australia	3,229	1,528	1,701	111%
ROW	8,442	2,754	5,688	207%
Total equipment and merchandise revenue	$41,072	$11,286	$29,786	264%

The $2.0 million, or 45%, increase in equipment and merchandise revenue in the United States for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the increase in equipment and merchandise deliveries that was driven by purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 18, or 46%, from 39 studios during the three months ended June 30, 2021 to 57 studios during the three months ended June 30, 2022.

The $22.4 million, or 320%, increase in equipment and merchandise revenue in the United States for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to the increase in equipment and merchandise deliveries that was driven by purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 169, or 282%, from 60 studios during the six months ended June 30, 2021 to 229 studios during the six months ended June 30, 2022

The $0.4 million, or 60%, increase in equipment and merchandise revenue in Australia for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 in Australia was largely attributable to the increase in equipment deliveries, including the launch of FS8 and its associated equipment deliveries for the FS8 studios. The total deliveries of equipment decreased by 2, or 40%, from 5 studios during the three months ended June 30, 2021 to 3 studios during the three months ended June 30, 2022.

The $1.7 million, or 111%, increase in equipment and merchandise revenue in Australia for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 in Australia was largely attributable to the increase in equipment deliveries, including the launch of FS8 and its associated equipment deliveries for the FS8 studios. The total deliveries of equipment increased by 9, or 90%, from 10 studios during the six months ended June 30, 2021 to 19 studios during the six months ended June 30, 2022.

The $2.2 million, or 215%, increase in equipment and merchandise revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 in ROW was primarily attributable to the increase in equipment and merchandise deliveries, the majority of which related to purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 28, or 200%, from 14 studios during the three months ended June 30, 2021 to 42 studios during the three months ended June 30, 2022.

The $5.7 million, or 207%, increase in equipment and merchandise revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 in ROW was primarily attributable to the increase in equipment and merchandise deliveries, the majority of which related to purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 59, or 169%, from 35 studios during the six months ended June 30, 2021 to 94 studios during the six months ended June 30, 2022.

Cost of revenue

Cost of franchise revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$1,392	$1,308	$84	6%
Australia	186	94	92	98%
ROW	112	60	52	87%
Total cost of franchise revenue	$1,690	$1,462	$228	16%
Percentage of franchise revenue	9%	7%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$2,407	$2,330	$77	3%
Australia	305	272	33	12%
ROW	209	74	135	182%
Total cost of franchise revenue	$2,921	$2,676	$245	9%
Percentage of franchise revenue	7%	8%

The $0.1 million, or 6%, increase in cost of franchise revenue in the United States for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in marketing expenses due to the COVID-19 pandemic and reflective of the reduction in marketing revenue on hold during the COVID-19 pandemic.

The $0.1 million, or 3%, increase in cost of franchise revenue in the United States for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in marketing expenses due to the COVID-19 pandemic and reflective of the reduction in marketing revenue on hold during the COVID-19 pandemic.

The $0.1 million, or 98%, increase in cost of franchise revenue in Australia during the three months ended June 30, 2022 as compared to the same period in 2021 was attributable to a decrease in expenses related to the membership marketing programs due in large part to temporary studio closures as a result of the COVID-19 pandemic.

The $0.0 million, or 12%, increase in cost of franchise revenue in Australia during the six months ended June 30, 2022 as compared to the same period in 2021 was attributable to a decrease in expenses related to the membership marketing programs due in large part to temporary studio closures as a result of the COVID-19 pandemic.

The $0.1 million, or 87%, increase in cost of franchise revenue in ROW during the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in marketing expense from additional 25 of Franchises Opened in the three months ended June 30, 2022.

The $0.1 million, or 182%, increase in cost of franchise revenue in ROW during the six months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in marketing expense from additional 59 of Franchises Opened in the six months ended June 30, 2022.

Cost of equipment and merchandise revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$5,244	$2,437	$2,807	115%
Australia	1,055	514	541	105%
ROW	2,380	788	1,592	202%
Total cost of equipment and merchandise revenue	$8,679	$3,739	$4,940	132%
Percentage of equipment and merchandise revenue	79%	60%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$12,998	$3,915	$9,083	232%
Australia	2,788	1,321	1,467	111%
ROW	3,836	1,684	2,152	128%
Total cost of equipment and merchandise revenue	$19,622	$6,920	$12,702	184%
Percentage of equipment and merchandise revenue	48%	61%

The $2.8 million, or 115%, increase in cost of equipment and merchandise revenue for the United States for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, offset by $0.7 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended June 30, 2022.

The $9.1 million, or 232%, increase in cost of equipment and merchandise revenue for the United States for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries, offset by $3.1 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the six months ended June 30, 2022.

The $0.5 million, or 105%, increase in cost of equipment and merchandise for Australia for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, offset by less than $0.1 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended June 30, 2022.

The $1.5 million, or 111%, increase in cost of equipment and merchandise for Australia for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an increase in equipment and merchandise deliveries, offset by $0.2 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the six months ended June 30, 2022.

The $1.6 million, or 202%, increase in cost of equipment and merchandise for ROW for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, offset by $0.6 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended June 30, 2022.

The $2.2 million, or 128%, increase in cost of equipment and merchandise for ROW for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to an increase in equipment and merchandise deliveries, offset by $1.3 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the six months ended June 30, 2022.

Selling, general, and administrative expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$52,828	$18,562	$34,266	185%
Percentage of revenue	176%	69%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$84,918	$35,390	$49,528	140%
Percentage of revenue	106%	79%

The $34.3 million, or 185%, increase in selling, general, and administrative expenses during the three months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to a $9.1 million increase of payroll related to the increase in headcount from 124 to 240 due to the continuing expansion of the business, an $8.7 million increase in legal and professional fees associated with ongoing legal proceedings and fees incurred with third party advisors for general corporate services, a $3.4 million increase in bad debt expense associated with write-off of balances incurred during periods impacted by COVID, a $2.8 million increase in marketing expenses due to ongoing brand awareness campaigns with worldwide celebrities and localized brand events, a $2.6 million increase in business travel expenses related to site visits for the Company’s continued brand expansion and easing of COVID restrictions globally compared to the three months ended June 30, 2021, a $2.1 million increase in stock-based compensation issued to brand ambassadors and certain employees and directors as the Company’s incentive plan became effective at the IPO date, and a $1.1 million increase in rent expense primarily driven by our new office space in Austin, Texas.

The $49.5 million, or 140%, increase in selling, general, and administrative expenses during the six months ended June 30, 2022 as compared to the same period in 2021 was primarily attributable to a $14.9 million increase of payroll related to the increase in headcount from 124 to 240 due to the continuing expansion of the business, a $9.4 million increase in legal and professional fees associated with ongoing legal proceedings and fees incurred with third party advisors for general corporate services, a $6.6 million increase in business travel expenses related to site visits for the Company’s continued brand expansion and easing of COVID restrictions globally compared to the six months ended June 30, 2021, a $5.7 million increase in marketing expenses due to ongoing brand awareness campaigns with worldwide celebrities and localized brand events, a $4.3 million increase in stock-based compensation issued to brand ambassadors and certain employees and directors as the Company’s incentive plan became effective at the IPO date, a $3.2 million increase in bad debt expense associated with write-off of balances incurred during periods impacted by COVID, a $2.2 million increase in rent expense primarily driven by our new office space in Austin, Texas, and a $1.2 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible and amortization of intangible assets associated with our acquisition of Vive.

Loss on derivative liabilities

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on derivative liabilities, net	$—	$23,098	$(23,098)	(100)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on derivative liabilities, net	$—	$48,603	$(48,603)	(100)%

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

The $23.1 million and $48.6 million decrease in the loss on derivative liabilities during the three and six months ended June 30, 2021, respectively, was attributable to the change in the derivative liabilities’ fair value resulting from the Company’s growing equity value and increasing probability of the IPO event from when the Company entered into the subordinated convertible debt agreement in October 2020 to the consummation of the IPO on July 15, 2021. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Change in valuation - warrant liabilities

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	$(1,265)	$—	$(1,265)	(100)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	(1,265)	$—	$(1,265)	(100)%

The $1.3 million increase in change in fair value of Warrant liabilities during each of the six months ended June 30, 2022 as compared to the prior year periods was attributable to the change in the Warrant liabilities’ fair value resulting from the decrease in the Company’s share price subsequent to the issuance of the Warrants on May 13, 2022.

Interest expense, net

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense, net	$696	$8,853	$(8,157)	(92)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense, net	$822	$17,268	$(16,446)	(95)%

The $8.2 million and $16.4 million decrease in interest expense, net for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021 was primarily attributable to a reduction of outstanding debt obligations during the three and six months ended June 30, 2022 due to repayments of indebtedness on our Term Facility and conversion of our outstanding Convertible Notes in connection with the IPO during July 2021.

Other expense, net

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Other (income) expense, net	$(1,184)	$329	$(1,513)	(460)%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Other (income) expense, net	$(614)	$620	$(1,234)	(199)%

The $1.5 million and $1.2 million decrease in other expense, net represents realized and unrealized gains and losses on foreign currency transactions during the three and six months ended June 30, 2022, respectively. This decrease during the during the three and six months ended June 30, 2022 was mostly due to the volatility of foreign exchange rates during the three and six months ended June 30, 2022 as a result of the strengthening of the U.S. dollar relative to the Australian dollar during the same period in 2021.

Provision (benefit) for income taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$3,515	$1,313	$2,202	168%

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$6,051	$915	$5,136	561%

The $2.2 million and $5.1 million increase in the provision for income taxes was primarily driven by an increase in pre-tax income reported by the US and Australia segments in the three and six months ended June 30, 2022. The increase in income before income taxes was most significantly driven by the increase in equipment and merchandise revenue driven by the increase in Total Franchises Sold during the prior twelve months.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we held $11.1 million of cash, cash equivalents, and restricted cash, of which $3.1 million was held by our foreign subsidiaries outside of the United States. Restricted cash relates to cash held in escrow as a requirement of lending transactions pertaining to the Fortress Credit Facility. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of June 30, 2022, our intent was to permanently reinvest these funds outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $49.7 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.

As of June 30, 2022, our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs.

We believe that our operating cash flows and cash on hand as well as the reduction in expenditures resulting from the reduction in force implemented subsequent to June 30, 2022, will be adequate to meet our operating, investing and financing needs for the next 12 months. If necessary, we may borrow funds from our $90 million five-year senior secured revolving facility (“Facility”) to finance our liquidity requirements, subject to customary borrowing conditions. The available balance of the Revolving Facility as of June 30, 2022 was $26.9 million. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, the sale of excess entry, reduction of promotional and professional advisory contracts, or a combination of these potential sources of funds and reductions of expenses; however, such financing or reductions may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Form 10-Q under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint.

Cash flow

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(74,224)	$(7,579)
Net cash used in investing activities	(6,651)	(902)
Net cash provided by (used in) financing activities	50,155	(2,625)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(226)	300
Net change in cash, cash equivalents, and restricted cash	$(30,946)	$(10,806)

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2022, was $74.2 million, which resulted from a net loss of $32.4 million, adjusted for non-cash charges of $13.3 million and net cash outflow of $55.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.2 million for stock-based compensation expense and $6.7 million provision for bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $7.1 million increase in prepaid expenses, which increased due to our deposits placed on equipment and merchandise, an $19.0 million increase in accounts receivable, which increased primarily due to orders on equipment and merchandise, a $13.3 million increase in other current assets and a $5.0 million increase in other assets due to an increase in unbilled receivables, a $24.1 million increase in inventory, partially offset by a $9.4 million increase in accounts payable and accrued expenses.

Net cash used in operating activities during the six months ended June 30, 2021, was $7.6 million, which resulted from a net loss of $67.4 million, adjusted for non-cash charges of $70.4 million and net cash inflow of $10.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $48.6 million for loss on derivative liability, $12.9 million of paid-in-kind interest, and $3.5 million provision for bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $5.4 million increase in accounts payable and accrued expenses, a $3.9 million increase in deferred revenue, a $1.0 million increase in other liabilities, partially offset by a $6.7 million increase in accounts receivable, a $2.1 million increase in inventory, and a $7.2 million increase in other assets.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2022, of $6.7 million resulted primarily from purchases of property and equipment of $4.7 million and capitalization of internal-use software development costs, trademarks, and patents of $1.9 million.

Net cash used in investing activities during the six months ended June 30, 2021 of $0.9 million resulted primarily from purchases of property and equipment of $0.3 million and capitalization of internal-use software development costs, trademarks, and patents of $0.6 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities of $50.2 million during the six months ended June 30, 2022, was primarily due to borrowings under our Revolving Facility of $61.6 million during the six months ended June 30, 2022 to provide cash to fund purchases and deposits placed on equipment. The net change in cash provided by financing activities was partially offset by $11.0 million of taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $2.6 million during the six months ended June 30, 2021 was due to required repayments under our term facility.

Contractual Obligations and Commitments

Contractual obligations and commitments as of June 30, 2022, consisted of $31.2 million in operating leases, all of which is due within the next four years and thereafter. Please see Note 10—Debt and Note 16—Commitments and contingencies to the interim unaudited condensed consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2022, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations. See Note 16—Commitments and contingencies to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these guaranties.

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

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if we expect to recover those costs. As of June 30, 2022 and December 31, 2021, we had $14.1 million and $13.8 million of deferred costs, respectively, to obtain and fulfill contracts with franchisees. During the three months ended June 30, 2022 and 2021, we recognized $1.1 million and $0.3 million in amortization of these deferred costs, respectively. During the six months ended June 30, 2022 and 2021, we recognized $1.7 million and $0.7 million in amortization of these deferred costs, respectively.
Impairment of long-lived assets, including intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded on long-lived assets during the three and six months ended June 30, 2022 and 2021.

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

We perform our annual impairment test for our indefinite-lived intangible asset during the fourth quarter of the calendar year. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired. No impairment of our indefinite-lived intangible asset was recorded during the three and six months ended June 30, 2022 and 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of June 30, 2022, we had cash and cash equivalents of $8.5 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our Secured Credit Agreement. Our revolving line of credit bears interest at a variable rate, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2022, we had $61.6 million of variable rate debt outstanding under our Secured Credit Agreement. An increase of 100 basis points in the effective interest rate on our outstanding debt at June 30, 2022 would result in an increase in interest expense of approximately $0.6 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

During the three and six months ended June 30, 2022, income from operations would have decreased or increased approximately $0.0 million and $0.4 million, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

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

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in internal control over financial reporting described above.

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

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Part I, “Financial Information – Note 16—Commitments and contingencies – Litigation.” The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

In conjunction with the New Facility with Fortress, on May 13, 2022, the Company issued in a private placement Immediately Exercisable Warrants to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock and Warrants that will become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any warrant is issued) have been drawn under the New Credit Agreement to purchase up to 1.25% of the fully diluted shares of Common Stock as of the Vesting Date. On May 17, 2022, the holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of Common Stock. The issuance of warrants and common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Warrant Purchase Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P.	8-K	001-40590	4.1	May 16, 2022
4.2	Form of Immediately Exercisable Warrant (included as Exhibit A to Exhibit 4.1).	8-K	001-40590	4.2	May 16, 2022
4.3	Form of 50% Utilization Warrant (included as Exhibit B to Exhibit 4.1).	8-K	001-40590	4.3	May 16, 2022
4.4	Registration Rights Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P.	8-K	001-40590	4.4	May 16, 2022
10.1	Limited Liability Company Agreement of FAFC LLC, dated as of May 16, 2022, by and among Club Sports Group LLC, F45 Training Holdings Inc. and each other person admitted to FAFC LLC as a member thereto from time to time.*	8-K	001-40590	10.1	May 16, 2022
10.2	Credit Agreement, dated as of May 13, 2022, among F45 SPV Finance Company, LLC, as borrower, F45 Training Holdings Inc. and Fortress Credit Corp., as administrative agent, collateral agent and a lender.	8-K	001-40590	10.1	May 16, 2022
10.3	Limited Guaranty, dated as of May 13, 2022, between F45 Training Holdings Inc. and Fortress Credit Corp.	8-K	001-40590	10.2	May 16, 2022
10.4	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 13, 2022, among F45 Training Holdings Inc., as borrower, F45 Training Incorporated, as franchisor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee.	8-K	001-40590	10.3	May 16, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

F45 Training Holdings Inc.

Date: August 15, 2022	By:	/s/ Chris E. Payne
Chris E. Payne
Chief Financial Officer