Form 10-Q
period 2022-09-30
F45 Training Holdings Inc.
filed 2022-11-14
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
As of November 11, 2022, there were approximately 97,315,803 shares of the registrant's common stock outstanding.
i

F45 Training Holdings Inc.
Form 10-Q

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
•our ability to execute and achieve the benefits of our recent restructuring initiative and other cost saving measures
•our ability to manage our growth and the associated strain on our resources;
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
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the header “Risk Factors” beginning on Page 73 of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,676	$42,004
Restricted cash	66	—
Accounts receivable, net	33,937	27,788
Due from related parties	1,058	2,442
Inventories	53,745	12,300
Deferred costs	1,861	1,887
Prepaid expenses	9,620	12,706
Other current assets	18,348	9,515
Total current assets	135,311	108,642
Property and equipment, net	10,546	5,645
Deferred tax assets, net	10,145	22,716
Goodwill	4,405	4,614
Intangible assets, net	28,342	28,446
Deferred costs, net of current	10,946	11,871
Other long-term assets	26,330	21,960
Total assets	$226,025	$203,894

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$60,189	$36,594
Deferred revenue	6,828	7,137
Interest payable	382	276
Current portion of long-term debt	37	—
Income taxes payable	16,712	9,624
Total current liabilities	84,148	53,631
Deferred revenue, net of current	1,908	7,385
Long-term debt	88,351	—
Other long-term liabilities	9,191	12,605
Total liabilities	183,598	73,621
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.00005 par value; 97,315,803 and 95,806,063 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	672,898	662,946
Accumulated other comprehensive (loss) income	(4,772)	603
Accumulated deficit	(450,985)	(358,561)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' equity	42,427	130,273
Total liabilities and stockholders' equity	$226,025	$203,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Franchise (Related party: $2,188 and $2,724 for the three months ended September 30, 2022 and 2021, respectively, and $7,164 and $3,329 for the nine months ended September 30, 2022 and 2021, respectively)	$18,565	$18,513	$57,534	$52,250
Equipment and merchandise (Related party: $4,020 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $14,652 and $0 for the nine months ended September 30, 2022 and 2021, respectively)	10,762	8,664	51,834	19,950
Total revenues	29,327	27,177	109,368	72,200
Costs and operating expenses:
Cost of franchise revenue	1,469	1,486	4,390	4,162
Cost of equipment and merchandise (Related party: $4,607 and $1,561 for the three months ended September 30, 2022 and 2021, respectively, and $8,932 and $3,678 for the nine months ended September 30, 2022 and 2021, respectively)	7,950	5,752	27,572	12,672
Selling, general and administrative expenses	53,913	110,492	138,831	145,882
Total costs and operating expenses	63,332	117,730	170,793	162,716
Loss from operations	(34,005)	(90,553)	(61,425)	(90,516)
Loss on derivative liabilities, net	—	—	—	48,603
Change in fair value - warrant liabilities	(3,192)	$—	(4,457)	—
Interest expense, net	12,620	41,897	13,442	59,165
Other expense (income), net	2,567	(2,035)	1,953	(1,415)
Loss before income taxes	(46,000)	(130,415)	(72,363)	(196,869)
Provision (benefit) for income taxes	14,010	(222)	20,061	693
Net loss	$(60,010)	$(130,193)	$(92,424)	$(197,562)

Other comprehensive income (loss)
Unrealized (loss) gain on interest rate swap, net of tax	—	(7)	—	196
Reclassification to interest expense from interest rate swaps	—	464	—	464
Foreign currency translation adjustment, net of tax	(2,736)	(509)	(5,375)	(616)
Comprehensive loss	$(62,746)	$(130,245)	$(97,799)	$(197,518)

Net loss per share
Basic and diluted	$(0.62)	$(1.52)	$(0.96)	$(4.10)

Shares used in computing net loss per share
Basic and diluted	97,100,453	85,463,755	96,245,149	48,214,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2022	—	—	96,491,418	6	663,599	(174,720)	(2,036)	(390,975)	95,874
Stock-based compensation	—	—	—	—	7,283	—	—	—	7,283
Issuance of common stock related to promotional agreement	—	—	969,990	—	2,455	—	—	—	2,455
Shares withheld related to net share settlement of equity awards	—	—	(158,232)	—	(439)	—	—	—	(439)
Restricted stock awards vested	—	—	(227,213)	—	—	—	—	—	—
Issuance of common stock related to settlement of RSUs	—	—	239,840	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(60,010)	(60,010)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(2,736)	—	(2,736)
Balances as of September 30, 2022	—	$—	97,315,803	$6	$672,898	$(174,720)	$(4,772)	$(450,985)	$42,427
.

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2021	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(886)	$(243,215)		$(407,364)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)	(98,544)	27,368,102	1	98,543	—	—	—		98,544
Conversion of convertible notes into common stock upon initial public offering	—	—	14,847,066	1	191,517	—	—	—		191,518
Stock-based compensation	—	—	—	—	80,707	—	—	—		80,707
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—	—	19,057,889	1	277,754	—	—	—		277,755
Net loss	—	—	—	—	—	—	—	(130,193)		(130,193)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(7)	—		(7)
Reclassification to interest expense from interest rate swap	—	—	—	—	—	—	464	—		464
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(509)	—		(509)
Balances as of September 30, 2021	—	$—	90,554,571	$4	$659,977	$(174,720)	$(938)	$(373,408)	$—	$110,915

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	95,806,063	$5	$662,946	$(174,720)	$603	$(358,561)	$130,273
Stock-based compensation	—	—	—	—	11,504	—	—	—	11,504
Exercise of warrants	—	—	346,192	—	4,460	—	—	—	4,460
Restricted stock awards vested	—	—	114,667	—	—	—	—	—	—
Issuance of common stock related to settlement of RSUs	—	—	368,092	—	—	—	—	—	—
Issuance of common stock related to promotional agreement	—	—	1,884,682	1	5,418	—	—	—	5,419
Shares withheld related to net share settlement of equity awards	—	—	(1,203,893)	—	(11,430)	—	—	—	(11,430)
Net loss	—	—	—	—	—	—	—	(92,424)	(92,424)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(5,375)	—	(5,375)
Balances as of September 30, 2022	—	$—	97,315,803	$6	$672,898	$(174,720)	$(4,772)	$(450,985)	$42,427

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares		Shares	Amount
Balances as of December 31, 2020	9,854,432	$98,544	29,281,514	$1	$11,456	$(174,720)	$(982)	$(175,846)	$(340,091)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)	(98,544)	27,368,102	1	98,543	—	—	—	98,544
Conversion of convertible notes into common stock upon initial public offering	—	—	14,847,066	1	191,517	—	—	—	191,518
Stock-based compensation	—	—	—	—	80,707	—	—	—	80,707
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—	—	19,057,889	1	277,754	—	—	—	277,755
Net loss	—	—	—	—	—	—	—	(197,562)	(197,562)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	196	—	196
Reclassification to interest expense from interest rate swap	—	—	—	—	—	—	464	—	464
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(616)	—	(616)
Balances as of September 30, 2021	—	$—	90,554,571	$4	$659,977	$(174,720)	$(938)	$(373,408)	$110,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(92,424)	$(197,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	912	195
Amortization of intangible assets	2,895	1,968
Amortization of deferred costs	3,032	1,330
Accretion and write-off of debt discount	—	31,585
Amortization of debt offering costs	263	—
Bad debt expense	11,308	5,417
Stock-based compensation	11,504	85,745
Deferred income taxes	11,672	—
Loss (gain) on disposal of property and equipment	565	(6)
Change in fair value - warrant liabilities	(4,457)	—
Prepayment penalty included in interest expense	—	13,034
PPP loan forgiveness	—	(2,063)
Loss on termination of Fortress financing facility	14,046	—
Loss on derivative liabilities, net	—	48,603
Provision for inventories	—	147
Paid-in-kind interest accrual	—	12,851
Unrealized foreign currency transaction (losses) gains	(1,461)	333
Impairment expense	131	—
Other	(41)	—
Changes in operating assets and liabilities:
Due from related parties	(626)	178
Accounts receivable, net	(16,359)	(11,361)
Inventories	(41,793)	(7,120)
Prepaid expenses	2,886	(7,863)
Other current assets	(12,907)	(2,742)
Deferred costs	(2,620)	(2,534)
Other long-term assets	(6,460)	(9,274)
Accounts payable and accrued expenses	24,545	5,432
Deferred revenue	(1,042)	989
Interest payable	—	(107)
Income taxes payable	7,891	(1,766)
Other long-term liabilities	(437)	(167)
Net cash used in operating activities	(88,977)	(34,758)
Cash flows from investing activities
Purchases of property and equipment	(6,079)	(1,465)
Acquisition of Flywheel	—	(25,033)
Purchases of intangible assets	(2,995)	(872)
Net cash used in investing activities	(9,074)	(27,370)
Cash flows from financing activities
Borrowings under revolving facility	87,946	—
Proceeds from issuance of common stock, net of offering costs	—	277,753
Repayment of revolving facility	—	(7,000)
Repayment of 1st lien loan	—	(33,688)
Repayment of 2nd lien loan	—	(137,443)
Prepayment premium on 2nd lien loan	—	(13,034)

	Nine Months Ended September 30,
	2022	2021
Taxes paid related to net share settlement of equity awards	(11,423)	—
Deferred financing costs	(3,176)	(1,012)
Net cash provided by financing activities	73,347	85,576
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(558)	203
Net change in cash, cash equivalents, and restricted cash	(25,262)	23,651
Cash and cash equivalents at beginning of period	42,004	28,967
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	42,004	28,967
Cash and cash equivalents at end of period	16,676	52,618
Restricted cash at end of period	66	—
Cash, cash equivalents, and restricted cash at end of period	$16,742	$52,618

Supplemental disclosures of cash flow information:
Income taxes paid	$674	$1,771
Interest paid	1,457	14,143

Supplemental disclosures of noncash financing and investing activities:
Conversion of convertible debt and derivative liability into common stock	$—	$191,519
Conversion of convertible preferred stock into common stock	—	98,544
Property and equipment included in accounts payable and accrued expenses	592	—
Deferred financing costs incurred pursuant to issuance of liability warrants	8,917	—
Reduction in liability warrant related to exercise of put option via net share settlement	4,460	—
Deferred financing costs included in accounts payable and accrued expenses	2,224	—
Assumption of note payable in exchange for intangible and other current assets	405	—

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

Transaction with MWIG LLC (“MWIG”)

On March 15, 2019, MWIG, a special purpose private investment fund vehicle led by FOD Capital LLC, a family office investment fund, and Mark Wahlberg, made a minority preferred investment in the Company. On March 15, 2019, F45 Training Holdings, MWIG and Flyhalf Acquisition Company Pty Ltd, a newly incorporated wholly-owned, indirect subsidiary of F45 Training Holdings, entered into a Share Purchase Agreement (“SPA”) with F45 Aus Hold Co Pty Ltd (“F45 Aus Hold Co”) and its existing stockholders pursuant to which F45 Training Holdings became the ultimate parent of F45 Aus Hold Co and its subsidiaries. Upon the consummation of the transaction with MWIG, the existing stockholders and MWIG held 72.5% and 27.5% ownership interests, respectively, in the Company and, its wholly-owned subsidiaries. On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager. See Note 18—Convertible preferred stock and stockholders' equity (deficit) for further discussion.

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

On August 13, 2021, the underwriters in the Company’s IPO exercised in part their over-allotment option to purchase an additional 307,889 shares of the Company’s common stock from the Company and to purchase an additional 1,231,555 shares of the Company’s common stock from the selling stockholder at a public offering price of $16.00 per share. The over-allotment sale was consummated on August 17,

2021 and the Company received $4.6 million in net proceeds from the purchase of the additional 307,889 shares after deducting underwriting discounts and commissions and utilized the net proceeds for continuing operations and to pay expenses related to the offering.

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisee and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is an affiliate of Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 10% of the Company’s outstanding common stock and has the right to designate a member of the Company’s board of directors. As of September 30, 2022, no activity has occurred through FAFC.

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

Sources and Uses of Liquidity

The Company currently funds its operations and growth primarily from cash on hand, credit facilities, and operating cash flow. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent on the Company’s operating cash flows and the availability of and access to debt and equity financing. The Company has a history of negative cash flows from operations. While we believe that our cash, liquid assets, and cash generated by operating cash flows will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the twelve months subsequent to the date of issuance of these condensed consolidated financial statements, changes in forecasted growth and available funds could have a further negative impact on our future liquidity.

The Company continues to manage its liquidity and could take further action, if needed, to protect its liquidity position including, but not limited to, the sale of excess inventory, entry into a borrowing facility with one or more lenders, reduction in headcount, and the reduction of promotional and professional advisory contracts. However, there can be no assurance that such matters can be implemented, if needed, on acceptable terms or at all.

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of bank deposits. The Company holds cash and cash equivalents at major financial institutions, which often exceed insured limits. Historically, the Company has not experienced any losses due to such bank depository concentration. Restricted cash relates to cash held in term deposits.

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

The change in allowance for doubtful accounts is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$5,756	$5,256	$8,132	$5,746
Provision for bad debts, included in selling, general and administrative	4,628	1,903	11,308	5,417
Uncollectible receivables written off	(2,202)	(114)	(11,258)	(4,118)
Balance at end of period	$8,182	$7,045	$8,182	$7,045

One of the Company’s customers accounted for approximately 22% of the Company’s accounts receivable as of September 30, 2022. None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2021. As of September 30, 2022, $2.0 million of long-term receivables were reported in other long-term assets on the condensed consolidated balance sheet. One customer accounted for approximately 20% of the Company’s revenues for the three months ended September 30, 2022. No customer accounted for more than 10% of the Company’s revenues for the nine months ended September 30, 2022.

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

Goodwill is tested annually for impairment on October 1 of each fiscal year or more frequently when an event or circumstance indicates that goodwill might be impaired. Generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, the Company then estimates the fair value of the related reporting unit. If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value.

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

Warrant liabilities

The Company accounts for its Immediately Exercisable Warrants and the 50% Utilization Warrants (as defined in Note 13—Warrant liabilities) under the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”). ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. On May 17, 2022, the holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of Common Stock.

Revenue from contracts with customers

The Company’s contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a material right related to discounted renewals of the franchise agreements (both reflected in franchise revenue in the condensed consolidated statements of operations and comprehensive loss) and equipment and merchandise. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

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

Franchise agreements generally consist of an obligation to grant exclusive rights over a defined territory and may include options to renew the agreement. Earlier franchise agreements had an initial term of three years while more recent agreements have an initial term of five years. With the Company’s approval, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid. Generally the Company’s arrangements have no financing elements as there is no difference between the promised consideration and the cash selling price. Additionally, the Company has assessed that a significant amount of the costs incurred under the contract to perform are incurred up-front.

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

Equipment and merchandise revenue

The Company requires its franchisees to purchase fitness and technology equipment directly from the Company and payment is typically required to be made prior to the placement of the franchisees’ orders. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the franchisee, which is when the franchisee obtains physical possession of the goods, legal title has transferred, and the franchisee has all risks and rewards of ownership. The franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment and merchandise revenue and freight costs are recorded within cost of equipment and merchandise revenue.

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

Contract assets

Contract assets primarily consist of unbilled revenue where the Company is utilizing the costs incurred as the measure of progress of satisfying the performance obligation. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period end in accordance with contract terms. The unbilled contract assets are principally the result of a number of multi-unit franchise agreements executed during 2021 and credits provided to studios impacted by the COVID-19 pandemic. As of September 30, 2022 and December 31, 2021, the Company had contract assets of $15.3 million and $4.3 million, respectively, in other current assets, and $22.2 million and $18.4 million, respectively, in other long-term assets. These contract assets are subject to impairment assessment. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $0.8 million, respectively, of impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, respectively, the Company recognized no impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if the Company expects to recover those costs. The Company reviews existing franchisee contract terminations and where terminations are identified associated contract and fulfillment costs are fully impaired. As of September 30, 2022 and December 31, 2021, the Company had $12.8 million and $13.8 million, respectively, of deferred costs to obtain and fulfill contracts with franchisees. During the three and nine months ended September 30, 2022, the Company recognized $1.4 million and $3.0 million, respectively, in amortization of these deferred costs. During the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $1.3 million, respectively, in amortization of these deferred costs. The amortization of these costs is included in selling, general and administrative expenses for costs to obtain a contract and cost of franchise revenue for costs to fulfill a contract in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2022, the Company recognized $0.9 million and $1.4 million, respectively, in impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recognized no impairment charges with respect to these assets within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Consideration from a vendor

Consideration from a vendor includes rebates that the Company can apply against the purchase price of the equipment acquired from the Company’s suppliers. Such consideration is accounted for by the Company as a reduction to the cost of sales of the related acquired equipment upon delivery to the franchisee. During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $5.8 million, respectively, of consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive loss. Additionally, $0.2 million of consideration from its suppliers was included as a reduction to inventory in the condensed consolidated balance sheets as of September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized no consideration from its suppliers as a reduction to the cost of sales of equipment and merchandise in the condensed consolidated statements of operations and comprehensive loss.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss totaled $2.5 million and $15.0 million for the three and nine months ended September 30, 2022, respectively, and $3.0 million and $10.6 million for the three and nine months ended September 30, 2021, respectively.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current year presentation. The reclassifications and change in presentation of the statements of cash flows did not impact previously recorded loss from operations, net loss or stockholders’ equity.

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

Note 3—Restructuring

On July 26, 2022, the Board of Directors of the Company initiated a reduction in force, reducing its number of employees by approximately 110 employees, which represented approximately 45% of the Company’s total employees globally. This decision was made in light of ongoing macroeconomic uncertainty in order to best position itself to achieve sustained growth over the near and long-term, as well as the loss of growth capital as a result of the termination of the Company’s $150 million credit agreement, dated as of May 13, 2022, with Fortress Credit Group. Additionally, the Company entered into a separation agreement with its Chief Executive Officer and amended the employment agreement with its Chief Financial Officer (these actions are collectively referenced as “the Restructuring Plan”). The Company anticipates the Restructuring Plan to be substantially complete by the end of the 2022 fiscal year.

Due to the actions taken as a result of the Restructuring Plan and the revision of guidance issued in our Form 8-K filed July 26, 2022, the Company tested certain fixed and intangible assets for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows. Based on the results of the recoverability test, the Company determined that as of September 30, 2022, the undiscounted cash flows of certain asset groups were below the carrying values, indicating impairments. As a result, the assets were written down to their estimated fair value based on their expected liquidation value.

Charges incurred during the three and nine months ended September 30, 2022 primarily relate to severance and personnel costs which includes employee termination costs, costs associated the separation agreement signed between the Company and former Chief Executive Officer Adam J. Gilchrist, and costs incurred associated with the amendment to the employment agreement between the Company and Chief Financial Officer Chris Payne; financing related charges associated with the termination of the Company’s $150 million credit agreement (“the Fortress credit facility”), dated as of May 13, 2022 with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC as “Borrower” and Fortress Credit Group, as administrative agent, collateral agent, and lender; professional fees incurred as a result of the restructuring; and impairment charges associated with the write-off of assets. These charges were partially offset by a change in in fair value on outstanding warrant liabilities issued in conjunction with the Fortress credit facility.

The following table presents a summary of restructuring related charges incurred for the periods presented:

	Statement of Operations Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash restructuring charges:
Severance and personnel costs	Selling, general and administrative	$11,588	$11,588
Costs incurred with termination of Fortress credit facility	Other expense (income), net	2,500	2,500
Professional fees	Selling, general and administrative	282	282
Total cash charges		14,370	14,370

Non-cash restructuring charges:
Costs incurred with termination of Fortress credit facility	Interest expense, net	11,546	11,546
Change in fair value of warrant liabilities as a result of termination of Fortress credit facility	Change in fair value - warrant liabilities	(3,192)	(3,192)
Impairment charges	Selling, general and administrative	124	124
Severance and personnel costs	Selling, general and administrative	3,941	3,941
Total non-cash charges		12,420	12,420

Total restructuring charges		$26,790	$26,790

The following table summarizes the changes in the Company’s restructuring-related liabilities, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets:

	Severance and personnel costs	Costs incurred with termination of Fortress credit facility	Professional fees	Total
Balance as of June 30, 2022	$—	$—	$—	$—
Charges	11,588	2,500	282	14,370
Cash payments	(6,451)	(2,500)	—	(8,951)
Ending balance at September 30, 2022	$5,137	$—	$282	$5,419

Note 4—Other current assets

Other current assets consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Unbilled receivables, current	$15,302	$4,289
Tenant improvement allowance	576	3,105
Prepaid taxes	1,797	1,182
Other	673	939
Total	$18,348	$9,515

Note 5—Property and equipment, net

Property and equipment, net, consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	Estimated Useful Life	September 30, 2022	December 31, 2021
	(years)
Vehicles	5	$246	$177
Furniture and fixtures	7	1,151	542
Office and other equipment	5	1,185	945
Leasehold improvements	Lesser of lease term or useful life	8,596	2,825
Construction in progress	n/a	928	2,241
		12,106	6,730
Less: accumulated depreciation		(1,560)	(1,085)
Total property and equipment, net		$10,546	$5,645

Construction in progress (“CIP”) consists of costs associated with the leasehold improvement activities of the Company’s new headquarters in Austin, Texas and build-out of corporate owned studios. During the nine months ended September 30, 2022, the Company began moving into the Austin, Texas headquarters and partially placed the related assets into service.

Depreciation expense related to property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 6—Acquisitions

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

The following table summarizes the fair value of the consideration transferred at the date of acquisition, as well as the calculation of goodwill based on the excess of consideration over the fair value of net assets acquired (in thousands):

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

Vive was consolidated into the condensed consolidated financial statements starting on the acquisition date of October 29, 2021. For the three months ended September 30, 2022, $0.7 million and less than $0.1 million of the Company’s consolidated revenue and consolidated net loss, respectively, was attributable to Vive. For the nine months ended September 30, 2022, $2.1 million and $0.1 million of the Company’s consolidated revenue and consolidated net loss, respectively, was attributable to Vive.

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

Note 7—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of September 30, 2022			As of December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$4,405	$—	$4,405	$4,614	$—	$4,614

Internal-use software	3	$5,380	$2,519	$2,861	$3,862	$2,077	$1,785
Trade names & trademarks	n/a	4,518	—	4,518	3,329	—	3,329
Customer contracts	7	1,069	141	928	1,194	30	1,164
Acquired software	6 - 9	23,275	3,240	20,035	23,324	1,156	22,168
Total intangible assets, net		$34,242	$5,900	$28,342	$31,709	$3,263	$28,446

The amortization expense of intangible assets was approximately $1.1 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 2.4 years and 1.6 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average remaining life of acquired software was 4.4 years and 4.8 years as of September 30, 2022 and December 31, 2021, respectively. Changes in the carrying amount of goodwill of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, were the result of foreign currency translation adjustments and the acquisition of a corporate-owned studio.

The Company assesses potential impairment of its amortizable intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended September 30, 2022, management identified qualitative factors that collectively indicated the Company had a triggering event in which the carrying amount may not be recoverable, including (i) revision of forward guidance (ii) a reduction in force implemented by the Company and (iii) a sustained decrease in the Company stock price. As a result of the quantitative assessment, the Company recognized an impairment charge of $0.1 million during the three and nine months ended September 30, 2022. No impairment charges were recorded during the three and nine months ended September 30, 2021

As of September 30, 2022, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service as of September 30, 2022, is as follows (in thousands):

Future Amortization
Remainder of 2022	$1,031
2023	3,883
2024	3,561
2025	2,997
2026	2,761
Thereafter	9,591
Total	$23,824

Note 8—Other long-term assets

Other long-term assets consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Unbilled receivables, net of current	$22,219	$20,329
Debt issuance costs	784	969
Investment in CLF High Street Limited	547	540
Other long-term assets	2,780	122
Total	$26,330	$21,960

Note 9—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$21,497	$4,777
Accrued sales tax	6,834	5,944
Accrued payroll and benefits	5,430	1,677
Stock-based compensation liability	—	4,221
Accrued litigation expenses	7,262	4,177
Accrued professional fees	2,477	—
Accrued inventory purchases	15,679	15,685
Other payables	1,010	113
Total	$60,189	$36,594

Note 10—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. The following tables reflect the change in deferred revenue during the three and nine months ended September 30, 2022 and 2021 (in thousands):

Deferred Revenue
Balance at December 31, 2021	$14,522
Revenue recognized	(23,943)
Increase	20,403
Balance at June 30, 2022	$10,982
Revenue recognized	(9,877)
Increase	7,631
Balance at September 30, 2022	$8,736

Deferred Revenue
Balance at December 31, 2020	$14,095
Revenue recognized	(7,016)
Increase	10,571
Balance at March 31, 2021	17,650
Revenue recognized	(4,507)
Increase	4,822
Balance at June 30, 2021	17,965
Revenue recognized	(9,143)
Increase	5,873
Balance at September 30, 2021	$14,695

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. Total contract revenues from franchisees yet to be recognized as revenue was $177.5 million as of September 30, 2022, of which the Company expects to recognize approximately 24% of the revenue over the next 12 months and the remainder thereafter.

Note 11—Debt

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

As a part of the subordinated convertible debt agreement, the Company identified embedded derivatives that require bifurcation under ASC 815, Derivatives and Hedging, relating to the contingent conversion option, payment of liquidation, default payment and prepayment options. See Note 12—Derivative instruments for further discussion on the Company’s accounting for these embedded derivatives.

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
In connection with the Subordinated Credit Agreement, the Company paid the lenders approximately $3.8 million in fees. Similarly, the Company paid third parties fees of approximately $1.0 million. The Company determined that all fees paid to the lenders and third parties would result in a reduction of the initial carrying amount. The Company amortized the debt discount and debt issuance costs into interest expense utilizing the effective interest method.

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

First Lien Loan

The Company entered into a senior secured credit agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See Note 18—Convertible preferred stock and stockholders' equity (deficit) for further discussion. The remaining availability under the Revolving Facility may be drawn and used for general corporate purposes. The obligations under the Secured Credit Agreement are guaranteed by certain operating subsidiaries of the Company and secured by a majority of the Company’s assets. The Revolving Facility may be prepaid and terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility bore interest at floating rate of LIBOR plus 1.5 percent.

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

On May 13, 2022, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, certain terms of the Credit Agreement were amended to permit the execution of the credit agreement dated as of May 13, 2022 between the Company and Fortress Credit Group (including establishing the securitization of the franchisee loans described below) and the issuance of warrants pursuant to the Warrant Purchase Agreement (See Note 13—Warrant liabilities).

The outstanding balance of the Facility as of September 30, 2022 and December 31, 2021 was $88.1 million and $0, respectively. The unamortized debt issuance cost in connection to the Facility as of September 30, 2022 and December 31, 2021 was $0.8 million and $1.0 million, respectively. The availability on the Facility as of September 30, 2022 and December 31, 2021 was $0.3 million and $88.5 million, respectively.

In connection with the Facility, the Lender has issued standby letters of credit on behalf of the Company associated with our corporate headquarters. The outstanding commitments under these letters of credit as of September 30, 2022 totaled $1.6 million, of which $0.1 million has expiration dates in less than one year and $1.5 million has an expiration date greater than one year. The amount of borrowings available at any time under the Facility is reduced by the amount of letters of credit outstanding.

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

As of September 30, 2022, the Company was in compliance with its covenants on the Secured Credit Agreement.

Fortress Credit Facility

The Company entered into a credit agreement, dated as of May 13, 2022 (the “New Credit Agreement”), with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC as “Borrower” and Fortress Credit Group (“Fortress”), as administrative agent, collateral agent, and lender, consisting of a $150 million (the “Maximum Commitment Amount”) seven-year credit facility (the “New Facility”). The Maximum Committed Amount may be increased to $300 million in certain circumstances under the terms of the New Credit Agreement. The New Credit Agreement requires that the Company enter into a limited guaranty, guaranteeing the Company’s obligations under the New Facility, in an amount not to exceed 10% of the total New Facility size. The proceeds from the New Facility will be used by the Borrower to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”). The obligations under the New Credit Agreement are secured by the Receivables. Amounts outstanding under the New Credit Agreement accrue interest at a rate equal to the amount of interest received by the Company from each franchisee loan agreement.

The covenants of the New Credit Agreement include negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the New Credit Agreement contains certain financial covenants that require the Company to maintain certain market capitalization levels. During July 2022, the Company determined it was no longer in compliance with covenants requiring minimum market capitalization thresholds in the New Credit Agreement. Subsequently, on August 14, 2022, F45 SPV Finance Company, LLC, delivered a notice to Fortress, as administrative agent, terminating its New Credit Agreement, dated as of May 13, 2022, by and among the Borrower, the Company and Fortress, as administrative agent, collateral agent, and lender. There were no borrowings outstanding under the New Credit Agreement at the time of termination.

In connection with the New Credit Agreement, the Company entered into a warrant purchase agreement with certain affiliates of Fortress, pursuant to which the Company is obligated to issue warrants in up to four tranches, each representing 1.25% of the fully diluted shares of the Company’s common stock outstanding on the issue date of the warrants (see Note 13—Warrant liabilities). As a result of issuance of the warrants, the Company determined the fair value of the warrants of approximately $8.9 million issued in connection with the New Credit Agreement would be deferred and amortized over the term of the New Credit Agreement. The Company recorded additional debt issuance costs for fees paid to lenders and third parties of approximately $2.9 million. As a result of the termination of the New Credit Agreement on August 14, 2022, the Company recorded interest expense of $11.5 million in the condensed consolidated statements of operations and comprehensive loss during three and nine months ended September 30, 2022 associated with the write-off of debt issuance costs incurred on the New Credit Agreement. Additionally, the Company recorded additional charges of approximately $2.5 million associated with fees incurred with termination of the New Credit Agreement during the three and nine months ended September 30, 2022.

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

During the third quarter of 2021, the outstanding balance on the PPP loan including interest was forgiven by the U.S. Small Business Administration (“SBA”). The Company is subject to examination by the SBA as the total loan forgiveness exceeds the $2.0 million threshold.

Interest expense

Interest expense recorded on the debt facilities was $1.2 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, and $42.1 million and $59.2 million for the three and nine months ended September 30, 2021, respectively.

The weighted-average interest rate on the Company’s outstanding debt as of September 30, 2022 was 5.58%. There was no outstanding debt as of December 31, 2021.

Note 12—Derivative instruments
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

The Company recognized an unrealized loss of less than $0.1 million and an unrealized gain of $0.2 million on this instrument during the three and nine months ended September 30, 2021, respectively. The respective unrealized loss and unrealized gain have been presented within other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the swap agreement. The Company paid $0.5 million to terminate the Swap Agreement.

Convertible notes

In October 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”) as discussed in Note 11—Debt, whereby the Company issued $100 million of convertible notes to certain holders maturing on September 30, 2025. These notes can be converted into common shares of the Company at the holders’ option. The Company has analyzed the conversion and redemption features of the agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company has bifurcated the following embedded derivatives: (i) Liquidity Event Conversion Option; (ii) Liquidity Event Redemption Option;
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

As discussed in Note 11—Debt, in connection with the IPO, outstanding Convertible Notes of $106.3 million, including principal and interest, were converted into 14,847,066 shares of common stock.

Note 13—Warrant liabilities

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

Due to the termination of the New Credit Agreement on August 14, 2022, the Company recognized a gain of $4.5 million associated with the termination of the 50% Utilization Warrants in change in fair value - warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. As a result of the termination of the New Credit Agreement, no warrants were outstanding as of September 30, 2022.

Note 14—Fair value

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

The warrant liabilities (see Note 13—Warrant liabilities) and promotional agreements (see Note 17—Commitments and contingencies) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected dividend yield, expected volatility, and expected vesting date. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected volatility were to increase (decrease).

The following table summarizes the Company’s total Level 3 liability activity for the three and nine months ended September 30, 2022 (in thousands):

	Warrant Liabilities	Promotional Agreements	Total Level 3 Liabilities
Fair value as of January 1, 2022	$—	$4,474	$4,474
Issuance of common stock pursuant to promotional agreement awards	—	(2,963)	(2,963)
Issuance of Warrants	8,918	—	8,918
Exercise of put option on Immediately Exercisable Warrants	(4,460)	—	(4,460)
Change in valuation of promotional agreements	—	622	622
Change in fair value - warrant liabilities	(1,266)	—	(1,266)
Fair value as of June 30, 2022	3,192	2,133	5,325
Termination of 50% Utilization Warrants	(3,192)	—	(3,192)
Issuance of common stock pursuant to promotional agreement awards	—	(2,131)	(2,131)
Change in valuation of promotional agreements	—	(1)	(1)
Fair value as of September 30, 2022	$—	$1	$1

The following table summarizes the Company’s total Level 3 liability activity as of and for the year ended December 31, 2021 (in thousands):

	Derivative Liability	Promotional Agreements	Total Level 3 Liabilities
Balance as of January 1, 2021	$(36,640)	$—	$(36,640)
Change in fair value of derivative liability	(48,603)	—	(48,603)
Fair value as of June 30, 2021	(85,243)	—	(85,243)
Conversion of convertible debt into common stock	85,243	—	85,243
Change in fair value of promotional agreements	—	5,038	5,038
Fair value as of September 30, 2021	—	5,038	5,038
Change in fair value of promotional agreements	—	(564)	(564)
Fair value as of December 31, 2021	$—	$4,474	$4,474

Note 15—Income taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense/benefit for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period.

Provision (benefit) for income taxes

The provision for income taxes was $14.0 million and $20.1 million for the three and nine months ended September 30, 2022, respectively. The benefit for income taxes was $0.2 million for the three months ended September 30, 2021 and the provision for income taxes was $0.7 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 of (28.60)% differed from the expected U.S. statutory tax rate of 21% primarily due to the impact of the valuation allowance recorded against all of the deferred tax assets of F45 Training Inc., withholding taxes, state taxes, the foreign tax rate differential and by current period losses incurred by F45 Holdings Inc. not benefited due to its full valuation allowance. The effective tax rate for the nine months ended September 30, 2021 of (0.35)% differed from the U.S. statutory tax rate of 21% primarily due to state taxes, the foreign tax rate differential, and by current period losses incurred by F45 Holdings Inc. not benefited due to its full valuation allowance.

Note 16—Related party transactions

As discussed in Note 1—Nature of the business and basis of presentation, due to the repurchase of the Company’s shares from two primary directors that occurred in October 6, 2020, the Company no longer considers these two directors as related parties from October 6, 2020 onward.

Group Training, a related party, is owned by certain existing stockholders that are executive officers and directors of the Company, through which they operate three F45 studios in the United States. During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million of franchise revenue related to fees under the management service agreement. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company had receivables related to fees under this management service agreement and operation of the studios of $1.0 million and $0.7 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets. On July 24, 2022, the owners of Group Training agreed to terminate the related franchise agreements and transfer the assets of, and all rights to, the ownership and operation of the aforementioned studios in exchange for termination of the outstanding receivable balance of $1.0 million pursuant to the terms of the Separation Agreement with Adam Gilchrist. On October 26, 2022, the transfer of assets and termination of outstanding receivable balance was completed.

During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million of franchise revenue and equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million of franchise revenue and equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue and the related expenses in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables from these studios. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million of franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million of franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officer and director of the Company holds a 10% ownership interest. With respect to these transactions, the Company has presented the revenue recognized during these periods in franchise revenue and equipment and merchandise revenue. As of September 30, 2022 and December 31, 2021, the Company had less than $0.1 million of outstanding receivables from these studios, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, the Company incurred expenses totaling approximately $2.5 million and $6.9 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. During the three and nine months ended September 30, 2021, the Company incurred expenses totaling approximately $1.6 million and $3.7 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of an executive officer of the Company. As of September 30, 2022 and December 31, 2021, the Company had approximately $2.1 million and $1.3 million, respectively, of outstanding payables to the third-party vendor. These amounts are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from three studios owned by employees. During the three and nine months ended September 30, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million from two studios owned by employees. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company had no receivables outstanding related to this revenue. As of December 31, 2021, the Company had receivables outstanding related to this revenue of less than $0.1 million. These amounts are included in due from related parties on the condensed consolidated balance sheets.

During the nine months ended September 30, 2022, the Company entered into employment agreements with an existing franchisee under a development agreement with the Company to open approximately 87 studios. As a result, the Company has determined the development agreement and studios operating under ownership of these franchisees now represent related party transactions. During the three and nine months ended September 30, 2022, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million and $10.7 million, respectively, from studios under the development agreement. During the three and nine months ended September 30, 2021, the Company recognized franchise revenue and equipment and merchandise revenue totaling less than $0.1 million and $0.2 million from studios under the development agreement. The Company has presented the expenses incurred during these periods in cost of equipment and merchandise revenue in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company had receivables outstanding related to this revenue of $0.6 million and $0.7 million, respectively. These amounts are included in due from related parties on the condensed consolidated balance sheets.

Transaction with LIIT LLC

On June 23, 2020, the Company entered into an Asset Transfer and Licensing Agreement with
LIIT LLC (“LIIT”) an entity wholly-owned by Adam Gilchrist (F45’s Co-Founder and former Chief Executive Officer). Pursuant to this agreement, F45 sold to LIIT certain at-home exercise equipment packages (including the intellectual property rights thereto) for $1.0 million payable on or before December 31, 2020. LIIT assumed all outstanding rights and obligations related to these exercise equipment packages from F45. In addition, pursuant to this agreement, LIIT received access to F45’s library of programming related to existing and future fitness content for the duration of the license period of 10 years. In exchange for this license, LIIT will pay F45 an annual license fee equal to the greater of (a) $1.0 million and (b) 6% of the annual gross revenue of LIIT, less any payments made by LIIT to third parties in connection with the sale of such exercise equipment packages payable annually on July 30. This agreement will expire on July 1, 2030, unless otherwise terminated upon mutual agreement of F45 and LIIT. Upon termination or expiration of this agreement, LIIT must: (i) immediately cease all use and application of the licensed intellectual property; (ii) promptly return to F45, or otherwise dispose of as F45 may instruct, all documents, databases, lists and materials (whether hard copy or electronic form) including any advertising and promotion material, labels, tags, packaging material, advertising and promotional matter and all other material relating to the licensed intellectual property in the possession or control of LIIT; and (iii) immediately cease to hold itself out as having any rights in relation to the licensed intellectual property from the date of termination.

On July 24, 2022, the Company mutually agreed to execute documentation necessary to terminate the Asset Transfer and Licensing Agreement in exchange for termination of the outstanding receivable balance pursuant to the terms of the Separation Agreement with Adam Gilchrist. The termination of the outstanding receivable of $2.0 million is included in selling, general, and administrative expenses during the three and nine months ended September 30, 2022

The Company recognized $0.0 million and $0.5 million of revenue, respectively, and no cost of sales in conjunction with the transaction with LIIT LLC during the three and nine months ended September 30, 2022. The Company recognized $0.3 million and $0.8 million of revenue, respectively, and no cost of sales in conjunction with the transaction with LIIT LLC during the three and nine months ended September 30, 2021. The outstanding receivable balance as of December 31, 2021 was $1.5 million.

Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise has agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open at least within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 10 studios opened as of September 30, 2022 under the multi-unit studio agreement.

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

The Company recognized $2.0 million and $6.3 million of franchise revenue in conjunction with the transaction with Club Franchise Group LLC during the three and nine months ended September 30, 2022, respectively. The Company recognized no franchise revenue in conjunction with the transaction with Club Franchise Group LLC during the three and nine months ended September 30, 2021. As of September 30, 2022, the Company had an outstanding receivable balance of $0.9 million related to Club Franchise and no outstanding receivable balance owed as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company recognized less than $0.1 million and no unbilled receivable in other short-term assets on the condensed consolidated balance sheets, respectively. The Company recognized $8.3 million and $4.4 million of unbilled receivable in other long-term assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Transaction with Club Sports Group, LLC

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights for F45 in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by Club Sports. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 103 studios previously signed by the Company. In anticipation of the signing of the MFA, Club Sports ordered F45 world packs to be sold to sub-franchisees. The Company recognized equipment revenue of $4.0 million during the three and nine months ended September 30, 2022 as a result of these orders.

Note 17—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies (ASC 450). As of September 30, 2022 and December 31, 2021, the Company had established a litigation accrual of $7.3 million and $4.2 million, respectively, in accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company discloses the amount accrued if the Company believes it is material or if the Company believes such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount previously accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred, and the Company adjusts the accruals and disclosures accordingly. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company leases sixteen office buildings and retail locations in the United States and other international locations. Future minimum lease payments, which include non-cancelable operating leases as of September 30, 2022, are as follows (in thousands):

Operating Leases
Remainder of 2022	$885
2023	4,086
2024	3,558
2025	3,446
2026	3,249
Thereafter	15,255
Total Minimum Lease Payments	$30,479

Rent expense for all operating leases was approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2022, respectively. Rent expense for all operating leases was approximately $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, respectively. The Company has presented rent expense during these periods in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

In December 2020, the Company entered into a lease agreement (“Lease”) to lease 44,171 square feet of office space in Austin, Texas. The Lease has an initial term of eight years and one five-year tenant renewal option, with the initial term beginning after completion of leasehold improvements or 180 days after the space was delivered to the Company to begin leasehold improvements. The Company is obligated to make rent payments totaling approximately $13.9 million over the initial term, with $1.6 million of rent during the first year subject to rent escalations on an annual basis throughout the initial term. In connection with the Lease, the Company is entitled to receive a tenant improvement allowance of $3.8 million funded by the landlord. The Company was given the right to control physical access to the leased space to begin leasehold improvements on March 1, 2021, which is considered the lease commencement date used in calculating the straight-line rent expense as the Company is deemed the accounting owner of the leasehold improvement assets. The Company recorded $3.8 million of tenant improvement allowance as deferred rent as of December 31, 2021 and amortized $0.1 million and $0.4 million, respectively, as reductions to rent expense over the lease term of approximately 9.4 years for the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company had an outstanding guarantee of $5.2 million in aggregate total for lease payments related to five franchisee studio leases in the state of California with non-cancelable lease periods ranging from 4 to 10 years.

Promotional agreements

Liability-classified awards

On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark is entitled to receive additional performance-based cash compensation based on the Company’s enterprise value. On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew, Inc. (“Malibu Crew”). Both of these promotional agreements expire on October 14, 2025. As of September 30, 2022, the Malibu Crew concept is still in the incubation phase.

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, DB Ventures will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or common stock equivalent to $5 million divided by the share price on the vesting date on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs. During the three and nine months ended September 30, 2022, the Company recorded $0.8 million and $1.7 million in expense related to this agreement, respectively. During the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.0 million in expense related to this agreement, respectively. During the three and nine months ended September 30, 2022, 969,990 and 1,884,682, respectively, of common shares vested under this agreement as a result of meeting the six- and twelve-month anniversary of the Company becoming publicly traded.

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

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant CDP a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. As of September 30, 2022, the Avalon House concept is still in the incubation phase.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky, whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of September 30, 2022, these studios and associated start-up costs had yet to commence.

The Company determined that the common stock to be issued upon settlement of the promotional agreements with ABG-Shark, MJE, and CDP are liability-classified awards. As of September 30, 2022, the Company recorded less than $0.1 million of stock-based compensation liability in other long-term liabilities in the condensed consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of September 30, 2022 were as follows:

As of September 30, 2022
Risk-free interest rate	4.10% - 4.20%
Expected dividend yield	—
Expected term in years	3.04 - 3.75
Expected volatility	23.00% - 34.00%

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

See Note 19—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Note 18—Convertible preferred stock and stockholders’ equity (deficit)
Issuance of convertible preferred stock and common stock

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005 and 11,000,000 shares of preferred stock with a par value of $0.0001. As of September 30, 2022 and December 31, 2021, the Company had 97,315,803 and 95,806,063 shares of common stock, respectively. As of September 30, 2022 and December 31, 2021, the Company had no shares of convertible preferred stock issued and outstanding.

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

In July 2021, due to the completion of a public offering, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00. There were no shares of convertible preferred stock outstanding as of September 30, 2022 and December 31, 2021.

Note 19—Stock-based compensation

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

Stock options

Stock options (“SOs”) granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of stock options issued by the Company are subject to only service vesting conditions. As of December 31, 2021, the total number of shares subject to outstanding SOs was 252,737. As of September 30, 2022, the total number of shares subject to outstanding SOs was 2,370,251.

The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value were for SOs granted during the nine months ended September 30, 2022 as follows:

Weighted-average fair value (1)	$1.51
Expected volatility (2)	26.70%
Risk-free interest rate (3)	2.20% - 3.51%
Expected dividend yield (4)	—
Expected term in years	5.05 - 6.25

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	Selected volatility is relevered equity volatility based on median asset volatility.
(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips.
(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

A summary of option activity under the employee share option plan as of September 30, 2022, and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	252	$15.92		$—
Granted	441	12.47
Exercised	—
Forfeited or expired	(29)	15.94
Outstanding as of June 30, 2022	664	$13.40	8.62	$—
Granted	1,813	$2.52
Exercised	—	—
Forfeited or expired	(107)	5.41
Outstanding as of September 30, 2022	2,370	$5.72		$—
Vested and exercisable	822	$4.29		$574
Expected to vest	1548	$6.48	9.53	$1,043

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the quarter ended September 30, 2022. The aggregate intrinsic value of vested and unvested options as of September 30, 2022 was $1.6 million. The aggregate intrinsic value is the difference between the Company’s closing stock price of $3.09 on the last trading day of the quarter ended September 30, 2022 and the exercise price multiplied by the number of in-the-money options. During the three and nine months ended September 30, 2022, no options were exercised.

As of September 30, 2022, the total unrecognized pre-tax stock-based compensation expense related to non-vested stock options was $1.9 million, which is expected to be recognized over a weighted-average vesting period of 2.20 years. The maximum contractual term of the SO is approximately ten years.

Restricted stock units

RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on a RSU during the period it is unvested. The RSUs granted by the Company are subject to service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements. As of September 30, 2022, the total number of shares subject to outstanding RSUs was 3,128,000. During the nine months ended September 30, 2022, the Company withheld 1,045,661 shares of common stock related to net share settlement of restricted stock units vested during the prior year.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	997	$15.74
Granted	901	8.92
Vested	(128)	5.93
Forfeited	—	—
Outstanding as of June 30, 2022	1,770	$12.54
Granted	1,592	2.18
Vested	(222)	13.20
Forfeited	(12)	$9.10
Outstanding as of September 30, 2022	3,128	$7.23

The total grant date fair value of RSU vested during the three and nine months ended September 30, 2022, was $2.9 million and $3.7 million, respectively. During the three and nine months ended September 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $2.5 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $15.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.17 years. The maximum contractual term of RSUs is approximately 3.38 years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares; the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. As of September 30, 2022, the total number of shares subject to outstanding RSAs was 341,880.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSAs. The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2022	117	$14.60
Granted	342
Vested	(112)	15.09
Forfeited	(5)	15.15
Outstanding as of June 30, 2022	342	$4.68
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2022	342	$4.68

For the three and nine months ended September 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was than $0.4 million and $0.5 million, respectively, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.70 years. The maximum contractual term of the RSAs is one year.

Non-employee promotional agreements

Liability-classified awards

As described in Note 17—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance and market conditions.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of September 30, 2022, the market conditions have not been met on any of the non-employee promotional agreements other than those listed in Note 16 under the promotional agreement with DB Ventures. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021.

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

Note 20—Basic and diluted loss per share

The computation of loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(60,010)	$(130,193)	$(92,424)	$(197,562)

Denominator:
Weighted average common shares outstanding—basic and diluted	97,100,453	85,463,755	96,245,149	48,214,724

Net loss per share:
Basic and diluted net loss per share	$(0.62)	$(1.52)	$(0.96)	$(4.10)

Anti-dilutive securities excluded from diluted loss per share:
Stock options to purchase common stock	1,534,949	254,965	849,061	254,965
Stock warrants	163,508	—	108,951	—
Unvested restricted stock awards	341,880	104,512	201,778	104,512
Unvested restricted stock units	2,154,921	1,068,750	1,539,234	1,068,750
Total	4,195,258	1,428,227	2,699,024	1,428,227

The contingently issuable shares in relation to the promotional agreements with ABG-Shark, MJE, and CDP are not included in diluted loss per share computation as the market conditions have not been met to be vested as of September 30, 2022.

During the third quarter of 2022, the Company identified 0.2 million shares that were improperly included in the June 30, 2022 issued share count, and the Company adjusted the issued share count presented on the condensed consolidated statement of changes in convertible preferred stock and shareholders’ equity (deficit). This adjustment was not material to the September 30, 2022 condensed consolidated financial statements or basic and diluted net loss per share.

Note 21—Segment and geographic area information

The Company’s operating segments align with how the Company manages its business and interacts with its franchisees on a geographic basis. F45 is organized by geographic region based on the Company’s strategy to become a globally recognized brand. F45 has three reportable segments: United States, Australia and Rest of World. The Company refers to “United States” as the operations in the United States and South America. The Company refers to “Australia” as the operations in Australia, New Zealand and the immediately surrounding island nations. The Company refers to “Rest of World” as the operations in locations other than the United States and Australia. The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, Messrs. Adam Gilchrist and Chris Payne. Subsequent to the Company entering into a Separation Agreement with Adam Gilchrist on July 26, 2022, the Company identified a change to the CODM group. The CODM group now consists of two executive officers, Messrs. Ben Coates and Chris Payne. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$11,722	$1,158	$10,564	$11,856	$1,047	$10,809
Equipment and merchandise	4,805	3,796	1,009	4,162	2,239	1,923
	$16,527	$4,954	$11,573	$16,018	$3,286	$12,732
Australia:
Franchise	$3,302	$168	$3,134	$3,328	$158	$3,170
Equipment and merchandise	664	606	58	2,234	$1,992	242
	$3,966	$774	$3,192	$5,562	$2,150	$3,412
Rest of World:
Franchise	$3,541	$143	$3,398	$3,329	$281	$3,048
Equipment and merchandise	5,293	3,548	1,745	2,268	1,521	747
	$8,834	$3,691	$5,143	$5,597	$1,802	$3,795
Consolidated:
Franchise	$18,565	$1,469	$17,096	$18,513	$1,486	$17,027
Equipment and merchandise	10,762	7,950	2,812	8,664	5,752	2,912
	$29,327	$9,419	$19,908	$27,177	$7,238	$19,939

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$36,268	$3,565	$32,703	$31,823	$3,377	$28,446
Equipment and merchandise	34,206	16,794	17,412	11,166	6,154	5,012
	$70,474	$20,359	$50,115	$42,989	$9,531	$33,458
Australia:
Franchise	$10,242	$473	$9,769	$9,319	$430	$8,889
Equipment and merchandise	3,893	$3,394	499	3,762	3,313	449
	$14,135	$3,867	$10,268	$13,081	$3,743	$9,338
Rest of World:
Franchise	$11,024	$352	$10,672	$11,108	$355	$10,753
Equipment and merchandise	13,735	7,384	6,351	5,022	3,205	1,817
	$24,759	$7,736	$17,023	$16,130	$3,560	$12,570
Consolidated:
Franchise	$57,534	$4,390	$53,144	$52,250	$4,162	$48,088
Equipment and merchandise	51,834	27,572	24,262	19,950	12,672	7,278
	$109,368	$31,962	$77,406	$72,200	$16,834	$55,366

(1) Revenues for the three and nine months ended September 30, 2021 have been recast by management to reflect changes in inter-segment profit in order to conform to current year presentation.

Selling, general and administrative expenses, other expenses, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to condensed consolidated net loss is as follows (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Segment gross profit	$19,908	$19,939
Selling, general and administrative expenses	53,913	110,492
Change in fair value - warrant liabilities	(3,192)	—
Interest expense, net	12,620	41,897
Other expense, net	2,567	(2,035)
Provision (benefit) for income taxes	14,010	(222)
Net loss	$(60,010)	$(130,193)

	For the Nine Months Ended September 30,
	2022	2021
Segment gross profit	$77,406	$55,366
Selling, general and administrative expenses	138,831	145,882
Loss on derivative liabilities, net	—	48,603
Change in fair value - warrant liabilities	(4,457)	—
Interest expense, net	13,442	59,165
Other expense (income), net	1,953	(1,415)
Provision for income taxes	20,061	693
Net loss	$(92,424)	$(197,562)

As of September 30, 2022, the Company had property and equipment of $8.6 million and $1.7 million in the United States and Australia segments, respectively. As of December 31, 2021, the Company had property and equipment of $3.8 million and $1.8 million in the United States and Australia, respectively. No segment other than the United States and Australia segments accounted for more than 10% of total property and equipment, net as of September 30, 2022 and December 31, 2021.

Note 22—Subsequent events

The Company has evaluated subsequent events from September 30, 2022 through November 14, 2022, the date on which the September 30, 2022 condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events requiring adjustments to or disclosure in the condensed consolidated financial statements, other than as discussed below.

Master Franchise Agreement with Club Sports Group, LLC

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights for F45 in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by Club Sports. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 103 studios previously signed by the Company.

Lawsuit by DB Ventures Limited

On October 19, 2022, DB Ventures Limited and ABG-Shark LLC filed a complaint (Case No. 22STCV33846) against F45 Training Holdings, Inc. alleging breach of contract in connection with certain promotional agreements with David Beckham and Greg Norman, respectively. The company disputes these claims and intends to vigorously defend itself. The litigation is preliminary in nature and involves substantial uncertainties, therefore, there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Overview

We are F45 Training, a fast growing fitness franchisor focused on creating a leading global fitness training and lifestyle brand. We primarily offer consumers functional 45-minute workouts that are effective, fun, and community-driven. Our workouts combine elements of high-intensity interval, circuit, and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts through our digitally-connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. Our platform enables the rapid scalability of our model and helps to promote the success of our franchisees. We offer our members a continuously evolving fitness program in which virtually no two workouts are ever the same. Our vast and growing library of functional training content allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results, while helping our members achieve their fitness goals.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States, Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the three and nine months ended September 30, 2022 and 2021. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis

Our Franchise Model

We operate a nearly 100% franchise model. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth and strong financial performance prior to the COVID-19 pandemic. Despite challenges posed by the COVID-19 pandemic, we grew our footprint and experienced minimal permanent closures during 2020 and 2021, which we believe underscores the resilience of our business model. Between Q3 2022 and Q3 2021, our Total Franchises Sold increased by 22% and our Total Studios increased by 26%. For the nine months ended September 30, 2022, as compared with the same period in 2021, our revenue increased by 51%.

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

Under the terms of the Separation Agreement, Mr. Gilchrist will be eligible to receive certain payments and benefits, subject to certain agreed conditions set forth in the Separation Agreement, including: (i) a one-time cash payment of $4.8 million; (ii) a one-time payment by the Company of $1.2 million for the 12-month lease of Mr. Gilchrist’s residence in Florida; (iii) reimbursement for COBRA premiums for Mr. Gilchrist and his covered dependents for up to eighteen months; (iv) relocation expenses up to $20,000; (v) reimbursement of legal fees related to the Separation Agreement; and (vi) a one-time cash payment of $1.0 million.

Appointment of Interim Chief Executive Officer

On July 24, 2022, the Board appointed Ben Coates, a current member of the Board, as Interim Chief Executive Officer, to serve while the Board conducts a formal search for a permanent successor to Mr. Gilchrist. In addition to his new role as Interim Chief Executive Officer, Mr. Coates will continue to serve as a member of the Company’s Board.

On September 20, 2022, the Company entered into an employment agreement with Mr. Coates in connection with his service as the Interim Chief Executive Officer (the “Employment Agreement”). The Employment Agreement provides for a term that expires upon the earlier of January 31, 2023 and the date Mr. Coates’ employment with the Company terminates for any reason. Mr. Coates will receive a base salary at a rate of $1,500,000 per annum with (i) $1,000,000 payable in cash and (ii) $500,000 paid in the form of a restricted stock units award that vest in 12 equal installments at the end of each calendar month. The number of shares subject to the restricted stock units award was based on the closing price of the Company’s common stock on August 17, 2022. The Employment Agreement provides that Mr. Coates is eligible to participate in any employee benefits or compensation practices generally available to other executive officers, including paid time off policies.

The Employment Agreement contains certain severance provisions which provide for the benefits to be received by Mr. Coates upon termination of employment prior to January 31, 2023. In the event of Mr. Coates’ termination of employment due to Mr. Coates’ dismissal or discharge other than for cause or by reason of his death or disability, and subject to certain conditions, Mr. Coates will receive a cash severance payment in an amount equal to 50% of his base salary, less any amounts paid by the Company from July 24, 2022 through the date of termination. Upon such termination, Mr. Coates’ unvested stock options, restricted stock, restricted stock units, performance stock units and other equity-based awards that would have become vested based on continued employment through January 31, 2023, will become immediately vested on the date of termination.

Reduction in Force

On July 26, 2022, the Board of Directors of the Company initiated a reduction in force, reducing its number of employees by approximately 110 employees, which represented approximately 45% of the Company’s total employees globally. This decision was made in light of ongoing macroeconomic uncertainty in order to best position itself to achieve sustained growth over the near and long-term, as well as the loss of growth capital as a result of the termination of the Company’s $150 million credit agreement, dated as of May 13, 2022, with Fortress Credit Group. Additionally, the Company committed to the closures of certain office and warehouse locations, entered into a separation agreement with its Chief Executive Officer, and amended the employment agreement with its Chief Financial Officer (these actions are collectively referenced as “the Restructuring Plan”). The Company anticipates the Restructuring Plan to be substantially complete by the end of the 2022 fiscal year.

As a result of this workforce reduction and other restructuring related charges, the Company incurred pre-tax cash charges of $14.4 million and pre-tax non-cash charges of $12.4 million, inclusive of previously described amounts included within the Separation Agreement and those incurred in connection with the termination of the Fortress Credit Facility.

Termination of Fortress Credit Facility

On May 13, 2022, the Company entered into a credit agreement (the “New Credit Agreement”) with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC as “Borrower” and Fortress Credit Group (“Fortress”), as administrative agent, collateral agent, and lender, consisting of a $150 million (the “Maximum Commitment Amount”) seven-year credit facility (the “New Facility”). The Maximum Committed Amount may be increased to $300 million in certain circumstances under the terms of the New Credit Agreement. The New Credit Agreement required that the Company enter into a limited guaranty, guaranteeing the Company’s obligations under the New Facility, in an amount not to exceed 10% of the total New Facility size. The proceeds from the New Facility were to be used by the Borrower to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”).

During July 2022, the Company determined it was no longer in compliance with covenants requiring minimum market capitalization thresholds in the New Credit Agreement. Subsequently, on August 14, 2022, F45 SPV Finance Company, LLC, delivered a notice to Fortress, as administrative agent, terminating it’s the New Credit Agreement. There were no borrowings outstanding under the New Credit Agreement at the time of termination.

European Master Franchise Agreement

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights for F45 in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by Club Sports. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 103 studios previously signed by the Company.

Unsolicited Bid

On September 30, 2022, the Company received an unsolicited preliminary non-binding proposal from Kennedy Lewis Investment Management LP ("KLIM") to acquire all of the outstanding shares of common stock of the Company, not already beneficially owned by KLIM or other stockholders participating in the proposed transaction, at a price per share equal to $4.00 in cash. Consistent with its fiduciary duties, the Company's Board of Directors will evaluate KLIM's proposal with its advisors and pursue the course of action it determines to be in the best interests of the Company and its stockholders. There is no certainty that any transaction will be consummated. The proposal was required to be disclosed by KLIM under Regulation 13D by the U.S. Securities and Exchange Commission.

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

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2022 and 2021 (in thousands except, net earnings (loss) per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(60,010)	$(130,193)	$(92,424)	$(197,562)
Net loss per share	$(0.62)	$(1.52)	$(0.96)	$(4.10)
System-wide Sales	$130,594	$99,436	$375,088	$296,474
System-wide Visits	7,569	6,350	22,118	20,081
Same store sales growth	15.5%	6.0%	9.2%	14.7%
New Franchises Sold, net	(152)	210	381	767
Total Franchises Sold, end of period	3,682	3,011	3,682	3,011
Initial Studio Openings, net	84	63	293	181
Total Studios, end of period	2,042	1,618	2,042	1,618
EBITDA	(30,659)	(87,127)	(52,082)	(134,211)
Adjusted EBITDA	$6,140	$10,115	$16,466	$26,061
Adjusted EBITDA margin	20.9%	37.2%	15.1%	36.1%

System-wide Sales

We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.

During the three and nine months ended September 30, 2022, our System-wide Sales were approximately $130.6 million and $375.1 million, respectively, which compares favorably to approximately $99.4 million and $296.5 million, respectively for the three and nine months ended September 30, 2021, as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$61,139	$46,306	$171,953	$117,047
Australia	40,783	33,965	125,597	135,121
ROW	28,672	19,165	77,538	44,306
Total	$130,594	$99,436	$375,088	$296,474

During the three months ended September 30, 2022, System-wide Sales year-over-year growth of 32% in our U.S. segment and 50% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the quarter. During the nine months ended September 30, 2022, System-wide Sales year-over-year growth of 47% in our U.S. segment and 75% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the period. During the three and nine months ended September 30, 2022, System-wide Sales year-over-year increased by 20% and decreased by 7%, respectively, for our Australian segment. The decrease during the nine months ended September 30, 2022 was primarily driven by increased market competition and a greater percentage of studios in this segment recovering from the impact of government mandated closures resulting from COVID-19 restrictions during the second half of 2021 and the three months ended March 31, 2022.

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

During the three and nine months ended September 30, 2022, our System-wide Visits were approximately 7.6 million and 22.1 million, respectively, which compares favorably to approximately 6.4 million and 20.1 million, respectively, for the three and nine months ended September 30, 2021, as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	3,319	3,025	9,688	8,141
Australia	2,492	2,047	7,517	9,015

ROW	1,758	1,278	4,913	2,925
Total	7,569	6,350	22,118	20,081

During the three months ended September 30, 2022, System-wide Visits year-over-year growth of 10% in our U.S. segment and 38% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. During the nine months ended September 30, 2022, System-wide Visits year-over-year growth of 19% in our U.S. segment and 68% in our ROW segment was driven by both new studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the period. During the three and nine months ended September 30, 2022, System-wide Visits year-over-year increased by 22% and decreased by 17%, respectively, for our Australian segment, primarily driven by increased market competition and a greater percentage of studios in this segment recovering from the impact of government mandated closures resulting from COVID-19 restrictions during the second half of 2021 and the three months ended March 31, 2022.

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

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,227	803	804	3,834	1,379	785	637	2,801
New Franchises Sold, net(a)	(167)	(5)	20	(152)	87	15	108	210
Total Franchises Sold, end of period	2,060	798	824	3,682	1,466	800	745	3,011

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	350	(5)	36	381	535	121	111	767
Total Franchises Sold, end of period	2,060	798	824	3,682	1,466	800	745	3,011

(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

During the three and nine months ended September 30, 2022, we sold a net average of (51) and 42 new franchises per month, respectively, as compared to the 70 and 84 net average New Franchises Sold, respectively, during the three and nine months ended September 30, 2021. Negative New Franchises Sold, net, represents periods in which terminations were in excess of new franchises sold. Decreases in the net change in the United States was primarily attributable to terminations from multi-unit franchise deals signed during the first quarter of 2022.

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

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	783	674	501	1,958	556	628	371	1,555
Initial Studio Openings, net(a)	61	5	18	84	30	5	28	63
Total Studios, end of period	844	679	519	2,042	586	633	399	1,618

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	190	26	77	293	100	17	64	181
Total Studios, end of period	844	679	519	2,042	586	633	399	1,618

(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

During the three and nine months ended September 30, 2022, we had net initial studio openings of 28 and 33 new franchises per month, respectively, compared to the net initial studio openings of 21 and 20 franchises per month during the three and nine months ended September 30, 2021, respectively. The increase in net initial studio openings during the three and nine months ended September 30, 2022 was driven by gross studio openings in Australia and ROW generated by studio sales during the latter half of our fiscal year ended December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other Data:	(in thousands)		(in thousands)
EBITDA	$(30,659)	$(87,127)	$(52,082)	$(134,211)
Adjusted EBITDA	$6,140	$10,115	$16,466	$26,061
Adjusted EBITDA margin(1)	20.9%	37.2%	15.1%	36.1%
Same Store Sales growth(2)	15.5%	6.0%	9.2%	14.7%

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(60,010)	$(130,193)	$(92,424)	$(197,562)
Interest expense, net	12,620	41,897	13,442	59,165
Provision (benefit) for income taxes	14,010	(222)	20,061	693
Depreciation and amortization	1,371	786	3,807	2,163
Amortization of deferred costs	1,350	605	3,032	1,330
EBITDA	$(30,659)	$(87,127)	$(52,082)	$(134,211)
Sales tax reserve(a)	429	140	1,489	387
Transaction fees(b)	743	5,485	8,335	8,816
Loss on derivative liabilities(c)	—	—	—	48,603
Certain legal costs and settlements(d)	7,459	1,029	16,329	4,452
Stock-based compensation(e)	8,117	85,745	12,951	85,745
Recruitment(f)	—	17	1,138	70
COVID concessions(g)	3,744	1,590	8,283	5,923
Relocation(h)	219	258	1,658	510
Development costs(i)	1,538	932	3,815	3,720
Charitable donation(j)	—	2,046	—	2,046
Restructuring costs(k)	14,550	—	14,550	—
Adjusted EBITDA	$6,140	$10,115	$16,466	$26,061

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
(j) Represents one-time charitable donation made in the amount of total PPP loan forgiveness pursuant to the use of proceeds discussed in our IPO prospectus.
(k) Represents costs incurred related to the restructuring performed in July 2022 (see Note 3—Restructuring in the condensed consolidated financial statements).

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of September 30, 2022 and 2021, there were 1,468 and 1,146 studios, respectively in our comparable base of franchise studios.

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

Components of Our Results of Operations

Revenue

We generate revenue from the following sources:
•Franchise Revenue: Consists primarily of upfront establishment fees, monthly franchise fees, and other franchise-related fees, including fees related to our brand fund, marketing and other recurring fixed fees paid by franchisees on a monthly basis for various services we provide, such as the use of intranet, email and the studio’s website. Franchise agreements generally consist of an obligation to grant exclusive rights over a defined territory and may include options to renew the agreement, generally for two additional five year terms, as well as the license for certain trademarks and systems to operate that studio.

Monthly franchise fees generally become payable six to twelve months after we and a franchisee execute a franchise agreement, irrespective of whether the franchise has opened their studio. Monthly franchise fees are generally structured as the greater of i) fixed payments of $1,000-$3,000 per month per studio or ii) 7% of monthly gross sales per studio.
•Equipment and Merchandise Revenue: Consist of fees paid to us in exchange for (i) World Packs for new F45 Training studios, which are comprehensive opening packs containing the standardized set of F45-branded fitness equipment and related technology required to operate an F45 Training studio and (ii) subsequent additional and/or replacement equipment and merchandise sales to franchisees including technology, apparel and other fitness-related products. Typically, a portion of the World Pack fee is required to be paid upon the execution of a franchise agreement, with the balance due upon the earlier of: (i) the date the franchisee orders the World Pack; or (ii) six months from the effective date of the franchise agreement. The franchise agreement mandates all franchisees to order and update new equipment on an annual basis.

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

•Loss on derivative liability, net: Our loss on derivative liability, net, primarily relates to the change in the derivative liabilities’ fair value based on the probability of the IPO event from when the Company entered into the subordinated convertible debt agreement to the consummation of the IPO on July 15, 2021.

•Change in fair value - warrant liabilities: Our change in fair value - warrant liabilities, primarily relates to change in the fair value of outstanding warrant liabilities as a result of fluctuations in the Company’s stock price .

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenues:
Franchise (Related party: $2,188 and $2,724 for the three months ended September 30, 2022 and 2021, respectively, and $7,164 and $3,329 for the nine months ended September 30, 2022 and 2021, respectively)	$18,565	$18,513	$57,534	$52,250
Equipment and merchandise (Related party: $4,020 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $14,652 and $0 for the nine months ended September 30, 2022 and 2021, respectively)	10,762	8,664	51,834	19,950
Total revenues	29,327	27,177	109,368	72,200
Costs and operating expenses:
Cost of franchise revenue	1,469	1,486	4,390	4,162
Cost of equipment and merchandise (Related party: $4,607 and $1,561 for the three months ended September 30, 2022 and 2021, respectively, and $8,932 and $3,678 for the nine months ended September 30, 2022 and 2021, respectively)	7,950	5,752	27,572	12,672
Selling, general and administrative expenses	53,913	110,492	138,831	145,882
Total costs and operating expenses	63,332	117,730	170,793	162,716
Loss from operations	(34,005)	(90,553)	(61,425)	(90,516)
Loss on derivative liabilities, net	—	—	—	48,603
Change in fair value - warrant liabilities	(3,192)	—	(4,457)	—
Interest expense, net	12,620	41,897	13,442	59,165
Other expense (income), net	2,567	(2,035)	1,953	(1,415)
Loss before income taxes	(46,000)	(130,415)	(72,363)	(196,869)
Provision (benefit) for income taxes	14,010	(222)	20,061	693
Net loss	$(60,010)	$(130,193)	$(92,424)	$(197,562)

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

Franchise Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$11,722	$11,856	$(134)	(1)%
Australia	3,302	3,328	(26)	(1)%
ROW	3,541	3,329	212	6%
Total franchise revenue	$18,565	$18,513	$52	—%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$36,268	$31,823	$4,445	14%
Australia	10,242	9,319	923	10%
ROW	11,024	11,108	(84)	(1)%
Total franchise revenue	$57,534	$52,250	$5,284	10%

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,227	803	804	3,834	1,379	785	637	2,801
New Franchises Sold, net(a)	(167)	(5)	20	(152)	87	15	108	210
Total Franchises Sold, end of period	2,060	798	824	3,682	1,466	800	745	3,011

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	350	(5)	36	381	535	121	111	767
Total Franchises Sold, end of period	2,060	798	824	3,682	1,466	800	745	3,011
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	783	674	501	1,958	556	628	371	1,555
Initial Studio Openings, net(a)	61	5	18	84	30	5	28	63
Total Studios, end of period	844	679	519	2,042	586	633	399	1,618

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	190	26	77	293	100	17	64	181
Total Studios, end of period	844	679	519	2,042	586	633	399	1,618
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

The $0.1 million, or 1%, decrease in franchise revenue in the United States for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to the $0.5 million decrease as a result of the termination of the Asset Transfer and Licensing Agreement with LIIT LLC and the acceleration of recognition of billing credits previously provided during COVID shutdowns for studios for which collection was no longer considered probable of approximately $0.7 million, partially offset by the increase in total studios in the United States driven by the increase in the number of franchise sales as well as the increase in studios openings in the United States during the second half of 2021. The amount of Total Franchises Sold in the United States increased by 594, or 41%, from 1,466 Franchises Sold during the three months ended September 30, 2021 to 2,060 Franchises Sold during the three months ended September 30, 2022. In addition, the number of Total Studios in the United States increased by 258, or 44%, from 586 studios during the three months ended September 30, 2021 to 844 studios during the three months ended September 30, 2022.

The $4.4 million, or 14%, increase in franchise revenue in the United States for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the increase in the number of franchises sold as well as an increase in studio openings in the United States driven by the increase in the number of franchise sales as well as the increase in studios openings in the United States, partially offset by one-time adjustments of $1.3 million and $0.9 million during the nine months ended September 30, 2021 related to deferred state agreements and limited time promotional deals as described in Note 2 of the condensed consolidated financial statements and a $0.5 million decrease as a result of the termination of the Asset Transfer and Licensing Agreement with LIIT LLC. The amount of total Franchises Sold in the United States increased by 594, or 41%, from 1,466 during the nine months ended September 30, 2021 to 2,060 during the nine months ended September 30, 2022. In addition, the number of Total Studios in the United States increased by 258, or 44%, from 586 studios during the nine months ended September 30, 2021 to 844 studios during the nine months ended September 30, 2022.

The less than $0.1 million, or 1%, decrease in franchise revenue in Australia for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to primarily attributable to $0.2 million of unfavorable foreign currency translation adjustments as a result of weakening of the Australian dollar against the U.S. dollar and the acceleration of recognition of billing credits previously provided during COVID shutdowns for studios for which collection was no longer considered probable of approximately $0.1 million and a decrease in the total amount of Franchises Sold in Australia which decreased by 2, or less than 1%, as a result of non-renewals, from 800 Franchises Sold during the three months ended September 30, 2021 to 798 Franchises Sold during the three months ended September 30, 2022. This was partially offset by an increase in the number of Total Studios in Australia which increased by 46, or 7%, from 633 studios during the three months ended September 30, 2021 to 679 studios during the three months ended September 30, 2022.

The $0.9 million, or 10%, increase in franchise revenue in Australia for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to an increase in studio openings. The total amount of Franchises Sold in Australia decreased by 2, or less than 1%, as a result of non-renewals, from 800 Franchises Sold during the nine months ended September 30, 2021 to 798 Franchises Sold during the nine months ended September 30, 2022. In addition, the number of Total Studios in Australia increased by 46, or 7%, from 633 studios during the nine months ended September 30, 2021 to 679 studios during the nine months ended September 30, 2022.

The $0.2 million, or 6%, increase in franchise revenue in ROW for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to the increase in the number of franchise sales as well as increase in studio openings in ROW, partially offset by a $0.3 million unfavorable foreign currency translation adjustments as a result of weakening of the Euro, British Pound, and Canadian Dollar against the U.S. Dollar. The total number of Franchises Sold in ROW increased by 79, or 11%, from 745 Franchises Sold during the three months ended September 30, 2021 to 824 Franchises Sold during the three months ended September 30, 2022. In addition, the number of Total Studios in ROW increased by 120, or 30%, from 399 studios during the three months ended September 30, 2021 to 519 studios during the three months ended September 30, 2022.

The $0.1 million, or 1%, decrease in franchise revenue in ROW for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the impact of one-time adjustments related to limited time promotional deals of $1.2 million described in Note 2 of the condensed consolidated financial statements during the nine months ended September 30, 2021 as well as a $0.6 million decrease in franchise revenue as a result of unfavorable foreign currency translation adjustments as a result of weakening of the Euro, British Pound, and Canadian Dollar against the U.S. Dollar, partially offset by an increase in total number of Franchises Sold of 79, or 11%, from 745 Franchises Sold during the nine months ended September 30, 2021 to 824 Franchises Sold during the nine months ended September 30, 2022. In addition, the number of Total Studios in ROW increased by 120, or 30%, from 399 studios during the nine months ended September 30, 2021 to 519 studios during the nine months ended September 30, 2022.
Equipment and Merchandise Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$4,805	$4,162	$643	15%
Australia	664	2,234	(1,570)	(70)%
ROW	5,293	2,268	3,025	133%
Total equipment and merchandise revenue	$10,762	$8,664	$2,098	24%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$34,206	$11,166	$23,040	206%
Australia	3,893	3,762	131	3%
ROW	13,735	5,022	8,713	173%
Total equipment and merchandise revenue	$51,834	$19,950	$31,884	160%

The $0.6 million, or 15%, increase in equipment and merchandise revenue in the United States for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to the increase in equipment and merchandise deliveries that was driven by purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 5, or 16%, from 31 studios during the three months ended September 30, 2021 to 36 studios during the three months ended September 30, 2022.

The $23.0 million, or 206%, increase in equipment and merchandise revenue in the United States for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the increase in equipment and merchandise deliveries that was driven by purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment. The total deliveries of equipment and merchandise increased by 174, or 191%, from 91 studios during the nine months ended September 30, 2021 to 265 studios during the nine months ended September 30, 2022

The $1.6 million, or 70%, decrease in equipment and merchandise revenue in Australia for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 in Australia was largely attributable to the decrease in equipment deliveries, largely as it relates to the launch of FS8, the Company’s fitness concept remixing of Pilates, yoga and tone which initially launched in Australia in March 2021, during the prior year and its associated equipment deliveries for FS8 studios and a decrease in orders of required top-up equipment. The total deliveries of equipment decreased by 4, or 44%, from 9 studios during the three months ended September 30, 2021 to 5 studios during the three months ended September 30, 2022.

The $0.1 million, or 3%, increase in equipment and merchandise revenue in Australia for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 in Australia was largely attributable to the increase in equipment deliveries, including the launch of FS8 and its associated equipment deliveries for the FS8 studios. The total deliveries of equipment increased by 5, or 26%, from 19 studios during the nine months ended September 30, 2021 to 24 studios during the nine months ended September 30, 2022.

The $3.0 million, or 133%, increase in equipment and merchandise revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 in ROW was primarily attributable to the increase in equipment and merchandise deliveries, the majority of which related to purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment, partially offset by $1.0 million decrease in equipment and merchandise revenue as a result of unfavorable foreign currency translation adjustments as a result of weakening of the Euro, British Pound, and Canadian Dollar against the U.S. Dollar. The total deliveries of equipment and merchandise increased by 40, or 250%, from 16 studios during the three months ended September 30, 2021 to 56 studios during the three months ended September 30, 2022.

The $8.7 million, or 173%, increase in equipment and merchandise revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 in ROW was primarily attributable to the increase in equipment and merchandise deliveries, the majority of which related to purchases from studios under development agreements entered into during 2021 and delivery of required top-up equipment, partially offset by $1.3 million of unfavorable foreign currency translation adjustments as a result of weakening of the Euro, British Pound, and Canadian Dollar against the U.S. Dollar. The total deliveries of equipment and merchandise increased by 100, or 200%, from 50 studios during the nine months ended September 30, 2021 to 150 studios during the nine months ended September 30, 2022.

Cost of revenue

Cost of franchise revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$1,158	$1,047	$111	11%
Australia	168	158	10	6%
ROW	143	281	(138)	(49)%
Total cost of franchise revenue	$1,469	$1,486	$(17)	(1)%
Percentage of franchise revenue	8%	8%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Franchise
USA	$3,565	$3,377	$188	6%
Australia	473	430	43	10%
ROW	352	355	(3)	(1)%
Total cost of franchise revenue	$4,390	$4,162	$228	5%
Percentage of franchise revenue	8%	8%

The $0.1 million, or 11%, increase in cost of franchise revenue in the United States for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in marketing expenses reflective of an increase in initial studio openings, net, during the three months ended September 30, 2022 of 61 compared to 30 initial studio openings during the three months ended September 30, 2021.

The $0.2 million, or 6%, increase in cost of franchise revenue in the United States for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to an increase in marketing expenses reflective of an increase in initial studio openings, net, during the nine months ended September 30, 2022 of 190 compared to 100 initial studio openings during the nine months ended September 30, 2021.

The less than $0.1 million, or 6%, increase in cost of franchise revenue in Australia during the three months ended September 30, 2022 as compared to the same period in 2021 was attributable to an increase in expenses related to the membership marketing programs as studios re-started and re-initiated campaigns previously paused during the COVID-19 pandemic.

The less than $0.1 million, or 10%, increase in cost of franchise revenue in Australia during the nine months ended September 30, 2022 as compared to the same period in 2021 was attributable to an increase in expenses related to the membership marketing programs as studios re-started and re-initiated campaigns previously paused during the COVID-19 pandemic.

The $0.1 million, or 49%, decrease in cost of franchise revenue in ROW during the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to a year-over-year decline in the number of Franchises Opened with 18 Franchises Opened in the three months ended

September 30, 2022 compared to 28 Franchises Opened during the three months ended September 30, 2021.

The less than $0.1 million, or 1%, decrease in cost of franchise revenue in ROW during the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in marketing expense in the nine months ended September 30, 2022.

Cost of equipment and merchandise revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$3,796	$2,239	$1,557	70%
Australia	606	1,992	(1,386)	(70)%
ROW	3,548	1,521	2,027	133%
Total cost of equipment and merchandise revenue	$7,950	$5,752	$2,198	38%
Percentage of equipment and merchandise revenue	74%	66%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$16,794	$6,154	$10,640	173%
Australia	3,394	3,313	81	2%
ROW	7,384	3,205	4,179	130%
Total cost of equipment and merchandise revenue	$27,572	$12,672	$14,900	118%
Percentage of equipment and merchandise revenue	53%	64%

The $1.6 million, or 70%, increase in cost of equipment and merchandise revenue for the United States for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, partially offset by $0.5 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended September 30, 2022.

The $10.6 million, or 173%, increase in cost of equipment and merchandise revenue for the United States for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries, partially offset by $3.5 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the nine months ended September 30, 2022.

The $1.4 million, or 70%, decrease in cost of equipment and merchandise for Australia for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, offset by less than $0.0 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended September 30, 2022.

The less than $0.1 million, or 2%, increase in cost of equipment and merchandise for Australia for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to an increase in equipment and merchandise deliveries, partially offset by $0.2 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the nine months ended September 30, 2022.

The $2.0 million, or 133%, increase in cost of equipment and merchandise for ROW for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries accompanied by an increase in materials input cost from our primary vendor and higher logistics costs, partially offset by $0.8 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees in the quarter ended September 30, 2022.

The $4.2 million, or 130%, increase in cost of equipment and merchandise for ROW for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to an increase in equipment and merchandise deliveries, partially offset by $2.0 million of rebates that was recorded as a reduction to the cost of equipment delivered to franchisees during the nine months ended September 30, 2022.

Selling, general, and administrative expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$53,913	$110,492	$(56,579)	(51)%
Percentage of revenue	184%	407%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$138,831	$145,882	$(7,051)	(5)%
Percentage of revenue	127%	202%

The $56.6 million, or 51%, decrease in selling, general, and administrative expenses during the three months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to a $47.4 million decrease in promoter related expenses related to stock awards from existing promotional agreements granted by the Company’s IPO which resulted in cumulative expenses recognized at time of our IPO, a $28.8 million decrease in stock based compensation granted to certain employees and directors which partially vested at grant date related to the Company’s IPO, partially offset a $11.7 million increase of payroll related to an increase in headcount prior to the restructuring performed by the Company during July 2022 and associated severance costs incurred for employees impacted by the restructuring performed, a $11.3 million increase in legal and professional fees associated with ongoing legal proceedings, litigation accruals, and fees incurred with third party advisors for general corporate services, a $2.7 million increase in bad debt expense associated with write-off of balances incurred during periods impacted by COVID, a $0.9 million increase in rent expense primarily driven by our new office space in Austin, Texas and additional corporate facilities in Florida, and a $0.5 million increase in depreciation and amortization expense mainly related to the amortization of intangible assets associated with our acquisition of Vive.

The $7.1 million, or 5%, decrease in selling, general, and administrative expenses during the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily attributable to a $46.0 million decrease in promoter related expenses related to stock awards from existing promotional agreements granted by the Company’s IPO which resulted in cumulative expenses recognized at time of our IPO, a $29.9 million decrease in stock based compensation granted to certain employees and directors which partially vested at grant date related to the Company’s IPO, partially offset a $26.5 million increase of payroll related to an increase in headcount prior to the restructuring performed by the Company during July 2022 and associated severance costs incurred for employees impacted by the restructuring performed, a $15.5 million increase in legal and professional fees associated with ongoing legal proceedings, litigation accruals, and fees incurred with third party advisors for general corporate services, a $4.4 million increase in business travel expenses related to site visits for the Company’s continued brand expansion and easing of COVID restrictions globally compared to the nine months ended September 30, 2021, a $5.9 million increase in bad debt expense associated with write-off of balances incurred during periods impacted by COVID, a $3.1 million increase in rent expense primarily driven by our new office space in Austin, Texas and additional corporate facilities in Florida, and a $1.8 million increase in depreciation and amortization expense mainly related to the amortization of Flywheel intangible and amortization of intangible assets associated with our acquisition of Vive.

Loss on derivative liabilities

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on derivative liabilities, net	$—	$—	$—	—%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on derivative liabilities, net	$—	$48,603	$(48,603)	(100)%

On October 6, 2020, we entered into a subordinated convertible debt agreement, or the Convertible Notes, whereby we issued $100 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes contain embedded derivatives that required bifurcation and recognition as liabilities on the condensed consolidated balance sheet. The liabilities for these embedded derivatives were measured at fair value as of October 6, 2020, and the subsequent change in the estimated fair value was recorded as a loss during the three and nine months ended September 30, 2021.

The $48.6 million loss on derivative liabilities during the nine months ended September 30, 2021 was attributable to the change in the derivative liabilities’ fair value resulting from the Company’s growing equity value and increasing probability of the IPO event from when the Company entered into the subordinated convertible debt agreement in October 2020 to the consummation of the IPO on July 15, 2021. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Change in valuation - warrant liabilities

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	$(3,192)	$—	$(3,192)	(100)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	(4,457)	$—	$(4,457)	(100)%

The $3.2 million and $4.5 million decrease in change in fair value of Warrant liabilities during three and nine months ended September 30, 2022 as compared to the same periods in 2021 was attributable to the change in the Warrant liabilities’ fair value resulting from the decrease in the Company’s share price subsequent to the issuance of the Warrants on May 13, 2022 and subsequent termination of the New Credit Agreement on August 14, 2022. As a result of the termination of the New Credit Agreement, the outstanding warrants were considered terminated as of September 30, 2022

Interest expense, net

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense, net	$12,620	$41,897	$(29,277)	(70)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense, net	$13,442	$59,165	$(45,723)	(77)%

The $29.3 million and $45.7 million decrease in interest expense, net for the three and nine months ended September 30, 2022 , respectively, compared to the same periods in 2021 was primarily attributable write off of debt discounts and penalties as a result of the early repayments of indebtedness in connection with the IPO, offset by the write off of debt issuance costs associated with the New Credit Facility which terminated on August 14, 2022. The following table reflects the write off of debt discounts and penalties incurred during the three and nine months ended September 30, 2022 ended September 30, 2022 and 2021 that are included in the interest expense (in thousands):

	Three and Nine Months Ended September 30,
	2022	2021
New Credit Agreement	$8,758	$—
Subordinated Convertible Debt	—	23,740
Subordinated Second Lien Loan	—	17,497
First Lien Loan	—	241
	$8,758	$41,478
Other expense (income), net

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Other expense (income), net	$2,567	$(2,035)	$4,602	(226)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Other expense (income), net	$1,953	$(1,415)	$3,368	(238)%

The $4.6 million and $3.4 million increase in other expense, net represents realized and unrealized gains and losses on foreign currency transactions during the three and nine months ended September 30, 2022, respectively. This increase during the during the three and nine months ended September 30, 2022 was mostly due to the volatility of foreign exchange rates during the three and nine months ended September 30, 2022 as a result of the strengthening of the U.S. dollar relative to the Australian dollar during the same period in 2021.

Provision (benefit) for income taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$14,010	$(222)	$14,232	(6,411)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$20,061	$693	$19,368	2,795%

The $14.2 million and $19.4 million increase in the provision for income taxes was primarily driven by an the implementation of a valuation allowance at our US segment during the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we held $16.7 million of cash, cash equivalents, and restricted cash, of which $5.3 million was held by our foreign subsidiaries outside of the United States. Restricted cash relates to cash held in term deposits. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of September 30, 2022, our intent was to permanently reinvest these funds outside of the United States. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $30.9 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.

As of September 30, 2022, our primary cash needs are for the funding of day-to-day operations, financing capital investments and to address our working capital needs.

We believe that our operating cash flows and cash on hand as well as the reduction in expenditures resulting from the reduction in force implemented during the quarter ended September 30, 2022, will be adequate to meet our operating, investing and financing needs for the next 12 months. However, changes in forecasted growth and available funds could have a further negative impact on our future liquidity. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, the sale of excess inventory, reduction of promotional and professional advisory contracts, or a combination of these potential sources of funds and reductions of expenses; however, such financing or reductions may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in this Form 10-Q under the heading “Risk Factors.” In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint.

Cash flow

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(88,977)	$(34,758)
Net cash used in investing activities	(9,074)	(27,370)
Net cash provided by financing activities	73,347	85,576
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(558)	203
Net change in cash, cash equivalents, and restricted cash	$(25,262)	$23,651

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2022, was $89.0 million, which resulted from a net loss of $92.4 million, adjusted for non-cash charges of $50.4 million and net cash outflow of $46.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.0 million loss on the Fortress Financing Facility, $11.7 million for deferred income taxes, $11.5 million for stock-based compensation expense and $11.3 million provision for bad debt, slightly offset by a $4.5 million of gain on the change in fair value related to the Company’s warrant liability. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $2.9 million increase in prepaid expenses, which increased due to our deposits placed on equipment and merchandise, an $16.4 million increase in accounts receivable, which increased primarily due to orders on equipment and merchandise, a $12.9 million increase in other current assets and a $6.5 million increase in other assets due to an increase in unbilled receivables, a $41.8 million increase in inventory, partially offset by a $24.5 million increase in accounts payable and accrued expenses.

Net cash used in operating activities during the nine months ended September 30, 2021, was $34.8 million, which resulted from a net loss of $197.6 million, adjusted for non-cash charges of $199.1 million and net cash inflow of $36.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $85.7 million of stock based compensation, $48.6 million for loss on derivative liability, $31.6 million accretion and write-off of debt discount, $12.9 million of paid-in-kind interest, and $5.4 million provision for bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $5.4 million increase in accounts payable and accrued expenses, a $1.0 million increase in deferred revenue, a $0.2 million increase in other liabilities, partially offset by a $11.4 million increase in accounts receivable, a $7.1 million increase in inventory, and a $9.3 million increase in other assets.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2022, of $9.1 million resulted primarily from purchases of property and equipment of $6.1 million and capitalization of internal-use software development costs, trademarks, and patents of $3.0 million.

Net cash used in investing activities during the nine months ended September 30, 2021 of $27.4 million resulted primarily from the asset acquisition of Flywheel CRM software and Flywheel brand names of $25.0 million, purchases of property and equipment of $1.5 million and capitalization of internal-use software development costs, trademarks, and patents of $0.9 million.

Net cash provided by financing activities

Net cash provided by financing activities of $73.3 million during the nine months ended September 30, 2022, was primarily due to borrowings under our Revolving Facility of $87.9 million during the nine months ended September 30, 2022 to provide cash to fund purchases and deposits placed on equipment. The net change in cash provided by financing activities was partially offset by $11.4 million of taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $85.6 million during the nine months ended September 30, 2021 was due to required repayments under our term facility.

Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2022, consisted of $30.5 million in operating leases, of which all of which is due within the next four years and thereafter. Please see Note 11—Debt and Note 17—Commitments and contingencies to the interim unaudited condensed consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2022, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations and standby letters of credit. See Note 17—Commitments and contingencies and Note 11—Debt to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these guaranties.

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

Our critical accounting policies are those that materially affect our consolidated financial statements including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2—Summary of significant accounting policies in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K dated March 23, 2022.
Impairment of long-lived assets, including intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded impairment charges of $0.1 million during the three and nine months ended September 30, 2022. There were no impairment charges recorded on long-lived assets during the three and nine months ended 2021.

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

We perform our annual impairment test for our indefinite-lived intangible asset during the fourth quarter of the calendar year. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired. No impairment of our indefinite-lived intangible asset was recorded during the three and nine months ended September 30, 2022 and 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of September 30, 2022, we had cash and cash equivalents of $16.7 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our Secured Credit Agreement. Our revolving line of credit bears interest at a variable rate, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2022, we had $88.1 million of variable rate debt outstanding under our Secured Credit Agreement. An increase of 100 basis points in the effective interest rate on our outstanding debt at September 30, 2022 would result in an increase in interest expense of approximately $0.9 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

During the three and nine months ended September 30, 2022, income from operations would have decreased or increased approximately $0.1 million and $0.5 million, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

Inflation Risk

We are subject to the effects of inflation through elevated supply chain costs, including equipment and logistics costs. Although we do not believe that inflation has had a material impact on our business, financial condition or results of operations, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net revenue if we are unable to fully offset such higher costs through price increases.

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

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in internal control over financial reporting described above.

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

The Company believes the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. The steps taken to address the material weakness have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. The Company will continue to monitor the effectiveness of these controls and will make further changes where management determines appropriate.

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 19, 2022, DB Ventures Limited and ABG-Shark LLC filed a complaint (Case No. 22STCV33846) against F45 Training Holdings, Inc., alleging breach of contract in connection with certain promotional agreements with David Beckham and Greg Norman, respectively. The company disputes these claims and intends to vigorously defend itself. The litigation is preliminary in nature and involves substantial uncertainties. Therefore, there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

See Part I, “Financial Information – Note 17—Commitments and contingencies – Litigation”. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Warrant Purchase Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P.	8-K	001-40590	4.1	May 16, 2022
4.2	Form of Immediately Exercisable Warrant (included as Exhibit A to Exhibit 4.1).	8-K	001-40590	4.2	May 16, 2022
4.3	Form of 50% Utilization Warrant (included as Exhibit B to Exhibit 4.1).	8-K	001-40590	4.3	May 16, 2022
4.4	Registration Rights Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P.	8-K	001-40590	4.4	May 16, 2022
10.1	Limited Liability Company Agreement of FAFC LLC, dated as of May 16, 2022, by and among Club Sports Group LLC, F45 Training Holdings Inc. and each other person admitted to FAFC LLC as a member thereto from time to time.*	8-K	001-40590	10.1	May 16, 2022
10.2	Credit Agreement, dated as of May 13, 2022, among F45 SPV Finance Company, LLC, as borrower, F45 Training Holdings Inc. and Fortress Credit Corp., as administrative agent, collateral agent and a lender.	8-K	001-40590	10.1	May 16, 2022
10.3	Limited Guaranty, dated as of May 13, 2022, between F45 Training Holdings Inc. and Fortress Credit Corp.	8-K	001-40590	10.2	May 16, 2022
10.4	Second Amendment to the Amended and Restated Credit Agreement, dated as of May 13, 2022, among F45 Training Holdings Inc., as borrower, F45 Training Incorporated, as franchisor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee.	8-K	001-40590	10.3	May 16, 2022

10.5	Waiver Under Credit Agreement, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated July 25, 2022.	8-K	001-40590	10.1	July 26, 2022
10.6	Separation Agreement, by and between Adam J. Gilchrist and F45 Training Holdings Inc., dated July 24, 2022	8-K	001-40590	10.2	July 26, 2022
10.7	Amendment No. 1 to Executive Employment Agreement by and between Chris Payne and F45 Training Holdings Inc., dated July 25, 2022	8-K	001-40590	10.3	July 26, 2022
10.8	Employment Agreement, by and between Ben Coates and F45 Training Holdings Inc., dated September 20, 2022	8-K	001-40590	10.1	September 22, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

F45 Training Holdings Inc.

Date: November 14, 2022	By:	/s/ Chris E. Payne
Chris E. Payne
Chief Financial Officer