Form 10-K
period 2022-12-31
F45 Training Holdings Inc.
filed 2023-10-23
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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

Large accelerated filer	Accelerated filer	☒
Non-accelerated filer	Smaller reporting company	☒
	Emerging growth company	☒
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Note: Disclosure is not being provided under this item pursuant to guidance issued by the staff of the Securities and Exchange Commission.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $142.4 million (based on the closing sales price of the registrant’s common stock of $3.93 per share on that date).
As of October 19, 2023, there were approximately 97,516,791 shares of the registrant's common stock outstanding.

F45 Training Holdings Inc.
Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “forecast,” “predicts,” “potential,” or “continue” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:
•our history of operating losses and negative cash flow;
•our dependence on the operational and financial results of, and our relationships with, our         franchisees and the success of their new and existing studios;
•our inability to sell new franchises due to our delayed financial reporting;
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
•our ability to raise capital, including potential effects from our delisting from the NYSE and anticipated deregistration of our common stock from the Securities and Exchange Commission;
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
•risks related to litigation;
•certain health and safety risks to members that arise while at our studios;
•our ability to adequately protect our intellectual property;
•our ability to adequately ensure that we are not infringing on the intellectual property of others;
•risks associated with the use of social media platforms in our marketing;
•our ability to obtain and retain high-profile strategic partnership arrangements;
•our ability to comply with existing or future franchise laws and regulations;
•our ability to anticipate and satisfy consumer preferences and shifting views of health and fitness;
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the header “Risk Factors” beginning on Page 14 of this Annual Report on Form 10-K.

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

EXPLANATORY NOTE

As previously reported in F45 Training Holdings Inc.'s (the "Company") Current Report on Form 8-K filed with the SEC on July 7, 2023, the Audit Committee of the Board of Directors of the Company concluded the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2021, and the previously issued condensed consolidated financial statements as of and for the first three quarters of the year ended December 31, 2022, should no longer be relied upon, which financial statements will be restated.

This Annual Report on Form 10-K for the year ended December 31, 2022 includes the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2021, along with restated interim financial statements as of and for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

The Company does not plan to amend its Annual Report on Form 10-K for the year ended December 31, 2021, nor to amend the quarterly reports on Form 10-Q for the first three quarterly periods in the year ended December 31, 2022. We draw your attention to the restated consolidated financial statements for the year ended December 31, 2021 included in Part II, Item 8, "Financial Statements and Supplementary Data" of this filing, and the restated interim condensed consolidated financial statements in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this filing.

Internal Control Considerations

In connection with the restatement of the previously issued financial statements, management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. Based on this assessment, management has identified material weaknesses in our internal control over financial reporting as of December 31, 2022. As a result, the Company’s disclosure controls and procedures were not effective as of December 31, 2022. Management is in the process of taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

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

In assessing the performance of our business, we use certain key measures for determining how our business is performing. The below metrics are used throughout this Form 10-K and, unless otherwise indicated, all references to such metrics shall have the meanings ascribed to such metrics below:

•“Initial Studio Openings” refers to the number of F45 and FS8 studios that were determined to be first opened during such period. Prior to October 1, 2021, we classified an Initial Studio Opening to occur in the first month in which the studio first generates monthly revenue of at least $4,500. From October 1, 2021, we classify an Initial Studio Opening to occur in the month in which we record the initial studio opening in our internal systems, in the studio customer management platform as having generated revenue or has a recorded opening date in the franchisee management platform (“Internal Systems”). Any studios that did not have an Initial Studio Opening under the prior definition are included as of October 1, 2021. Initial Studio Openings are not adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or otherwise.
•“New Franchises Sold” means, for any specific period, the number of franchises sold during such period using the methodology set forth below for “Total Franchises Sold.”
•“Open Studios” means the number of studios that were recorded in our Internal Systems as open for business as of a certain date. A studio may be classified as an Open Studio regardless of whether or not it generated any monthly revenue. During the COVID-19 pandemic, a significant portion of our network was forced to temporarily close, which reduced the number of Open Studios. Studios reopened in accordance with state and local regulations are reflected in the Open Studios figures. A studio will continue to show as open in our Internal Systems until a franchisee notifies us of its closure or the franchise agreement is terminated.
•“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Open Studios that have been operating for more than 16 months. Vive is excluded from Same Store Sales figures as they are corporate-owned studios.
•System-wide Sales” are defined as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. System-wide Sales include sales by franchisees that are not revenue recognized by us in accordance with generally accepted accounting principles in the United States (“GAAP”). We track System-wide Sales as an indication of the scale and growth of our franchisee network. Vive is excluded from System-wide Sales.
•“Total Franchises Sold” represents, as of any specified date, (i) the total number of signed F45 and FS8 franchise agreements in place as of such date for which an establishment fee has been paid and (ii) the total number of franchises committed in a multi-studio agreement in place as of such date for which an upfront payment has been made, in each case that have not been terminated. Each new franchise is included in the number of Total Franchises Sold from the date on which such franchise first satisfies the condition in clause (i) or (ii) above, as applicable. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with Open Studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement or multi-studio agreement.
•“Total Studios” as of any specified date, means the total cumulative Initial Studio Openings as of that date less cumulative permanent studio closures as of that date. Permanent studio closures are studios in which we have executed a mutual termination or unilateral termination of the franchise agreements and whose operations have permanently ceased. Total Studios are not adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or are associated with franchise agreements that have not been terminated.

•“Visits” means the number of registered individual workouts for any specified period. A workout is registered when a member or trial user checks into a class.

Additionally, this annual report contains estimates, projections and other information concerning our industry, our business, our franchises and the markets for our products and services. Some data and statistical information are based on independent reports from third parties, including the International Health, Racquet & Sports Club Association (“IHRSA”). Some data and other information related to our franchisees, including estimated initial investment, EBITDA margins and average unit volumes (“AUVs”), are based on internal estimates and calculations that are derived from research we have conducted.

We are focused on creating a leading global fitness training and lifestyle brand. We primarily offer consumers functional 45-minute workouts that are effective, fun and community-driven. Our workouts combine elements of high-intensity interval, circuit and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts primarily through our digitally-connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. We offer consumers a continuously evolving fitness program in which virtually no two workouts are ever the same. Our library of functional training movements allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results.

Our in-studio experience utilizes our proprietary technologies: our fitness programming algorithm and our technology-enabled delivery platform. Our fitness programming algorithm leverages a rich, growing content database of thousands of unique functional training movements across modalities to offer new workouts each day. Our content delivery platform allows us to standardize the F45 Training experience across our global footprint and broadcast content, including workout instructions and timing, directly to our in-studio content delivery platform, or F45TV, and connected speaker systems. Our in-studio experience is further enhanced by coaches who provide guidance on proper form and movement, as well as motivate our members and foster a positive sense of community. We believe our approach helps to provide a consistent and high-quality fitness experience across our network of studios, keeping members highly engaged and helping them to achieve and sustain their fitness goals.

We operate a nearly 100% franchise model, apart from a small number of corporate-owned studios owned for franchisee transition or training purposes and three Vive studios, that offers compelling economics to us and our franchisees. We believe our franchisees generally benefit from a relatively low initial investment and low four-wall operating expenses, which allows them to generate strong profitability and returns on investment. The optimized box layout of our studios, which requires as little as approximately 1,600 square feet of training area, contributes to the relatively low initial investment and relatively low ongoing operating costs of our franchise model, and allows our studios to be located in a wide array of prospective retail locations. We estimate that a typical F45 Training franchise in a normalized operating environment requires an aggregate initial investment of between approximately $221,700 and $846,600. We believe our franchise model is attractive due to its potential for asset-light growth, strong profitability and robust cash flow generation, and has helped to facilitate our rapid growth.

Our Competitive Strengths

We believe there are several competitive strengths that form the foundation of our strategy and are key differentiating factors of our business.

The Next Generation Global Fitness Training and Lifestyle Brand Striving to Deliver the World’s Best Workout

Over the last ten years, we have focused on leveraging our differentiated approach to fitness to develop a global brand that is viewed as the gold standard in the fitness industry. We and our franchisees strive to offer our members the best functional training workout in each F45 studio on a daily basis. Our differentiated, technology-driven approach, including our proprietary fitness programming database consisting of thousands of unique functional training movements across modalities, helps us to design workouts that are fun, challenging, safe, dynamic and sustainable for members to attend day after day and week after week. The versatility of our workouts resonates with both women and men, and across a broad range of fitness levels.

Innovative and Differentiated Technology-Enabled Delivery Platform Driving Quality and Consistency within Each Studio

A critical component to the success of our business is our technology that provides us with the ability to remotely manage each in-studio experience across our global studio network from our centralized technology systems at F45 Training headquarters. We have built an automated, centralized delivery platform that gives us the ability to control the delivery and timing of our workout content through our F45TVs in each of our studios. Our centralized delivery platform enables a seamless F45 Training experience on a consistent basis at scale across a broad geographic footprint.

Highly Scalable Commercial Delivery and Franchise Development Model

Our differentiated approach, including our fitness programming algorithm and our proprietary technology-enabled delivery platform, plays an integral role in the scalability of our business. By integrating technology into the workout experience, we have been able to develop a franchise model that is highly replicable for both new and existing franchisees across multiple geographies. In addition, our purpose-built studio design, which utilizes an open floor plan and modest physical footprint, can be built within a wide array of prospective retail locations. We offer a simplified pre-opening process by providing franchisees with a comprehensive studio opening pack, called a World Pack, which includes the key items needed to operate the studio, including fitness equipment, technology, AV equipment and more.

Compelling Franchisee Studio Economics

We believe we offer a compelling business opportunity for franchisees to generate strong returns driven by a relatively low initial investment combined with attractive AUVs and low four-wall operating expenses. We have designed our workout to take place in studio space that requires as little as 1,600 square feet, resulting in reduced rent expense, while F45TVs provide video instructions to members allowing for reduced staffing requirements. We believe that a typical F45 Training franchise in a normalized operating environment requires an aggregate initial investment of between approximately $221,700 and $846,600 in the U.S.

Predictable, Asset-Light Model Driving Rapid Growth

As a franchisor, we have employed an economic model that, other than due to the unprecedented global shutdown of our network due to the COVID-19 pandemic, has been predictable and asset light and has enabled us to open new studios at an accelerated pace compared to an owner-operator model. For the majority of franchises that we sell, we receive an upfront payment from the franchisee, which varies by geography. Once a new studio has opened, we expect to receive contractual, recurring monthly franchise fees that provide us with a high degree of revenue visibility. As our network of total studios grows, we expect recurring revenue as a percentage of total revenue to increase.

Our Growth Strategies

We believe there are several attractive opportunities to continue to drive the long-term growth of our business.

Expand Studio Footprint in the United States

We believe there is a significant opportunity to meaningfully expand our franchise studio footprint in the United States. As of December 31, 2022, we had 882 Total Studios in the United States.

Expand Studio Footprint Throughout the Rest of the World

We believe in the portability of our brand and franchise model, as evidenced by our growth outside of our core U.S. and Australian markets. We have designed our studios to be deployed successfully in both developed and emerging markets, and to drive growth in both under penetrated and new markets. As of December 31, 2022, we had 826 Franchises Sold outside of our core markets of the United States and Australia.

We believe we can grow our international presence through our existing franchising strategy and by opportunistically pursuing master franchising agreements with experienced, local partners in order to accelerate growth in markets that we have yet to establish a presence or require additional resources to further our presence. We believe that master franchising in select international markets may help drive more rapid studio footprint expansion by leveraging the local area operating and business knowledge of experienced partners without incurring significant increases in our operating expenditures or corporate infrastructure costs. As of December 31, 2022, the Company had entered into two master franchise agreements: one in the UK and select European countries, and one in South Korea.

Generate Incremental Franchise Fee Revenue by Driving Growth in Same Store Sales and AUVs

Our franchise agreements in the United States generally provide us with contractual monthly franchise fees equal to the greater of a fixed monthly fee or a percentage of gross monthly studio revenue, generally 7%. Additionally, we are working to transition franchise agreements outside of the United States to the greater of a fixed monthly fee or a percentage of gross monthly studio revenue model. We believe this model helps to align our interests with those of our franchisees while also providing us with the opportunity to participate in revenue upside as our franchisees grow studio AUVs.

Pursue Franchise Agreements with Multi-Unit Franchise Systems

The majority of our studios are owned by franchisees who are either owner-operators or investors that have more than one studio. Going forward, we intend to continue to seek opportunities to develop multi-unit franchise systems with select financial partners. As of December 31, 2022, approximately 67% of our Franchises Sold were owned by multi-unit franchisees, which highlights the strong market demand for multi-unit franchise opportunities. As of December 31, 2022, approximately 52% of Open Studios were owned by multi-unit franchisees.

Expand Into New Channels

We believe there is an opportunity to expand into new channels, and we are actively pursuing potential opportunities to partner with major universities, hospitality operators, corporations and military facilities. In 2016, we believe we became the first external studio fitness provider to open a studio on a major U.S. university campus through our collaboration with the University of Southern California. As of December 31, 2022, we had 35 studios located on major university campuses in the United States, including Purdue University, Virginia Tech, Stanford University and the University of Texas at Austin. In 2022, we expanded our presence in the hospitality channel through the grand opening of an F45 studio inside the Hilton Hotels and Resorts’ downtown property in Austin, Texas.

Develop New Concepts to Access Broader Demographic Groups

We believe there is an opportunity to create new concepts and workout programs that enable us to target a broader range of consumer demographic groups.

We recently developed a new fitness concept called FS8, which we began marketing in Australia in March 2021. FS8 integrates three popular methods in the health and fitness industry, the remixing of Pilates, yoga and tone, to create a new workout style. This workout style is an effective method of building lean muscle and definition. FS8 offers members a premium fitness experience through F45’s platform of training systems, the FS8TV and FS8 App, and also offers franchisees a proprietary business model and large community via the franchise network. We also have a dedicated support team to assist across all business functions. As of December 31, 2022, we had sold 128 total FS8 franchises, 121 in Australia, three in the USA, two in Asia, and two in Ireland. As of December 31, 2022, we had 44 total open FS8 studios, 41 in Australia, two in Asia, and one in England. As of December 31, 2022, FS8 studios continue to operate in a test phase and as a result we have not yet commenced charging monthly franchise fees.

In the fourth quarter of 2021, we announced the acquisition of Vive Active (“Vive”), an Australian fitness company that offers reformer and mat Pilates workouts through in-studio, at-home streaming and on-demand classes. We plan to grow Vive’s footprint through franchised studios in select international markets. During 2022, we began franchising Vive, signing the first franchisee-owned studio in Singapore during the fourth quarter of 2022. As of December 31, 2022, we had three corporate-owned Vive studios in Australia.

Our Workouts

Functional Training Experience

We believe we offer the world’s best functional training workout. We combine elements of high intensity interval, circuit and functional training to offer our members an intense 45-minute workout consisting of natural real-world movements, such as lifting, squatting, jumping, twisting, kicking, rowing, cycling and other high intensity exercises. Our workouts utilize our proprietary, in-studio technology to allow members to walk through a series of exercise stations. In-studio F45TVs provide video instructions for each exercise, and our in-studio coaches, who are required to obtain a Certificate of Personal Training (CPT) and First Aid/AED certification, help guide members on proper form and movement. We believe that by designing highly innovative and effective total body workouts that minimize injury risk and allow for increased visit frequency, we provide our members with a fitness program that is well positioned to serve as the basis for achieving their long-term fitness goals.

Dynamic Fitness Programming

Our fitness program consists of cardio, resistance and hybrid branded workouts. Our branded workouts are mapped on thirteen four-week cycles, with each cycle focusing on specific disciplines, exercise modalities, team-based workouts and more. This structure helps to ensure that each member experiences a differentiated and engaging workout. As new fitness trends arise, we are able to adapt our programming and cater to changing consumer preferences through the continuous evolution of our workouts, utilizing both new and existing content, and continuously innovate our branded workouts and functional training movement library.

Once the branded workout cycle is set, we employ an automated workout programming algorithm that scans and filters our database of thousands of unique functional training movements across modalities to select exercises based on each of the branded workout’s defined key format of characteristics and configure a series of exercises within each workout. Our workout programming algorithm accounts for the following criteria, ensuring every routine is dynamic, sustainable and new:

•movement and exercise types;
•muscle groups;
•type of equipment;
•circuit rules and exercise frequency (avoiding repetition); and
•number of stations, sequencing and workout timelines.

After the algorithm builds a workout cycle, these workouts are then vetted by the F45 Athletics Department and its team of experienced training professionals to confirm quality, avoid duplication of targeted muscle groups or movements and provide for efficient transitions between stations and ultimately a progressive and balanced training program. The new cycle is finalized approximately four weeks ahead of its system-wide release after testing the new programming across several test studios for quality and ease of use by coaches and members to provide an organized and robust system.

Our Studios

Studio Layout and Design

We have designed our studios around the principles of functionality, simplicity and purpose. Each studio has an optimized footprint, with a minimum training area of as little as approximately 1,600 square feet, which enables our studios to be located in a wide array of prospective retail locations. We believe the flexible design and open floor plan layout of our studios positions us to be responsive to potential shifts in consumer preferences as new fitness trends emerge with different setup requirements.

Each studio has standardized F45 Training-branded fitness equipment and related technology, which includes F45TVs, spin bikes, dumbbells, kettlebells, sleds and more, all of which are included in our World Pack. The wall-mounted F45TVs are positioned throughout the studio to provide an illustrative, station-by-station guide for each workout and to serve as a reference point for members to visualize proper form and progress through each workout station. In-studio coaches provide additional support by helping members execute exercises with appropriate form and resistance level, while offering encouragement and motivation. To drive a welcoming, intimidation-free environment, we purposely exclude mirrors on the walls of our studios. Our standardized studio design helps ensure the consistency of the F45 Training experience across our global network of studios.

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

The typical franchise agreement has an initial five-year term. We may refuse to extend the term of the agreement if the franchisee is in default under the franchise agreement or has failed to achieve minimum performance targets. More specifically, these minimum performance targets include a target that, within 12 months of opening, each franchisee must achieve an annual gross revenue of at least 70% of the average gross revenue of all franchisees who have been operating for at least 12 months. Within six months of the expiration of the initial five-year term, franchisees have the opportunity to renew for an additional five-year term, subject to the terms and conditions prevailing at the time of renewal.

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

Historically, franchisees have paid a fixed monthly franchise fee. Since July 2019, we transitioned our model in the United States for new franchisees to a franchise fee based on the greater of a fixed monthly franchise fee or a percentage of gross monthly studio revenue. In select markets outside of the United

States, and for renewals of existing franchisees in the United States, we are working to transition to a similar model. We believe this transition will continue to better align our growth strategy with those of our franchisees.

Industry Dynamics

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

We believe that we compete on the basis of our flexible functional training workout, our F45 Training experience, innovative and proprietary technology platform, compelling franchisee studio economics and our franchise development model. We believe we offer an attractive and flexible price point relative to personal training, while maintaining a competitive rate as compared to other studio fitness offerings.

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

Brand Marketing

We seek to drive brand awareness through marketing initiatives that highlight the differentiated F45 Training experience and community. In August 2022, we launched the F45 marketing brand fund, funded by our franchisees, within the United States which we believe will provide for continued growth in brand awareness throughout the United States. We believe the spend from our brand marketing will continue to grow as we increase Initial Studio Openings in the United States. Additionally, we anticipate launching similar marketing brand funds in other localities at some point in the future. We have created a curated training experience that is driven by technology and supported by community, which drives a powerful brand with broad demographic appeal and a highly passionate member base. Brand marketing is performed over a variety of methods, including social media marketing, earned media, local events, marketing partnerships, television, outdoor billboard, and pasting campaigns in key markets.

Franchisee Sales Marketing

Our primary methods for marketing to prospective franchisees include a mix of social, digital, search, referral and experiential marketing. We have created a scalable and sustainable marketing model through which we identify potential franchisees and pursue qualified leads utilizing our sales team.

Membership Marketing

Our membership marketing efforts, which are conducted both prior to studio opening and on an ongoing basis, focus on targeting the acquisition of new members and the retention of our existing members through local paid media, organic social, search and grassroots experiential marketing. Our membership marketing program consists of the following:

•Pre-Opening Membership Marketing Campaigns: Pre-Opening campaigns are funded by franchisees, and are a mix of paid media, organic social media and grassroots marketing initiatives that are focused on building the studio membership base prior to opening. In these campaigns, our preferred paid digital media partners, local studio coaches, managers and owners drive awareness of, and excitement about, our brand through targeted social and search advertisements, organic social media channels efforts and grassroots marketing outreach to local businesses, charitable organizations and schools in the respective community.

•Ongoing Membership Marketing Programming: Working in conjunction with selected preferred paid digital media partners for a monthly fee, we make available post-open monthly marketing campaigns that are designed to generate the leads that our franchisees can nurture over their trial period in order to convert them into new members. We seek to reach and engage with target audiences using geographic and demographic targeting across social and digital media platforms.

•One-on-One Marketing Support: In addition to the paid membership marketing programming, we provide significant value to franchisees alongside our preferred paid digital media partners, offering paid media, organic social, search and grassroots marketing support at the studio-level.

Intellectual Property

The protection of our intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. Our standard form of employment agreement includes confidentiality provisions and invention or work product assignment provisions with our employees to control access to, and clarify ownership of, our proprietary information.

As of December 31, 2022, we held 57 registered trademarks in the United States, including our logo and logo components, and had 11 U.S. trademark applications pending. As of December 31, 2022, we also held 309 registered trademarks in foreign jurisdictions and had 77 trademark applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence of and ability to patent new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

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

In relation to our workouts, we utilize a fitness programming algorithm that intelligently selects exercises from a database of thousands of unique functional training movements across modalities. This algorithm produces potential workout plans which are then centrally reviewed and staged by our head coaches before ultimately being distributed to studios.

Government Regulation

We and our franchisees are subject to various federal, state, provincial and local laws and regulations affecting our business including those that concern franchise operations, payment processing, consumer protection, information and data privacy and other laws regarding unfair or deceptive trade practices.

We are subject to the Federal Trade Commission (“FTC”) Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the United States and its territories (including Puerto Rico, the U.S. Virgin Islands and Guam) and requires us to provide to all prospective franchisees certain mandatory disclosures in a Franchise Disclosure Document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 14 states that regulate the offer and sale of franchises by requiring us to make filings and obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide an FDD to prospective franchisees in accordance with applicable franchise laws and regulations. We are also subject to franchise relationship laws in approximately 18 states that regulate several aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination, franchisees’ right to associate and sourcing, among others.

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

In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business, including franchise disclosure, registration and relationship (and similar) laws and regulations. For example, we are also subject to franchise registration and disclosure laws in other countries in which we operate, including but not limited to Australia, Canada, China, France, French Polynesia, Indonesia, Malaysia, Mexico, New Caledonia, Russia, South Africa, South Korea, Spain, Thailand, Taiwan and the United States, that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register an FDD in a prescribed format and to provide that FDD to prospective franchisees, in accordance with such laws, and that regulate certain aspects of the franchise relationship.

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

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association, and the Canadian Payments Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.

Employees and Human Capital Resources

On July 26, 2022, as a result of ongoing macroeconomic uncertainty and in order to best position the Company to achieve sustained growth over the near and long-term, we announced the initiation of a reduction in force of approximately 110 employees.

As of December 31, 2022, after the reduction in force, we employed 17 employees in Australia, 95 employees in the United States and 1 employee in the United Kingdom. We also leverage external service providers to support U.S. operations. None of our employees are represented by labor unions.

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

Facilities

We do not own any real property. We are headquartered in Austin, Texas. We occupy an office space of approximately 44,000 square feet in our global headquarters. Our lease for our headquarters expires June 2029. We have one option to extend the lease for five additional years. We also have approximately 22,500 square feet of office and warehouse space in West Palm Beach, Florida that the company is working to sublease. The lease for this space expires February 2033.

Suppliers

We source substantially all of the gym equipment provided in our World Pack from a single supplier in China who manufactures products in its own facilities. Our vendor typically manufactures and holds the inventory until franchisees’ orders are fulfilled. Beginning in the fourth quarter of 2021, the Company began storing inventory at third-party storage facilities based on expected customer demand. We also source additional equipment and products from suppliers in the United States and Canada and use local distributors for certain gym equipment. Franchisees generally purchase equipment through our approved suppliers or must seek written approval for non-approved suppliers. Approved suppliers are those who demonstrate the ability to meet our standards, who possess adequate quality controls and the capacity to supply franchisees’ needs promptly and reliably, whom we have approved in writing and whom we have not later disapproved. We may change the number of approved suppliers at any time and may designate ourselves, an affiliate, or a third party as the exclusive source for any particular item.

Corporate

Our corporate headquarters address is 3601 South Congress Avenue, Building E, Austin, Texas, 78704. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge at the Company’s website at www.f45training.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities Exchange Commission. Information included or referred to on, or otherwise accessible through, our website is not deemed to form a part of, or be incorporated by reference into, this Annual Report on Form 10-K.

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

In December 2022, plaintiff Kenzie Geor filed a purported class action complaint in the United States District Court for the Western District of Texas against us, Chris Payne, Adam Gilchrist, Michael Raymond, Darren Richman, and Mark Wahlberg. The complaint purported to allege securities class action claims under Sections 11 and 15 of the Securities Act of 1933, and challenged as misleading statements regarding our business model in our registration statement issued in connection with our initial public offering in July 2021. In February 2023, Judge Robert Pitman appointed Pledge Capital to act as lead plaintiff and its counsel, Labaton Sucharow LLP, to act as lead counsel. In May 2023, lead plaintiff and an additional named plaintiff filed an amended complaint adding as defendants investors Kennedy Lewis Management LLC (“KLIM”) and MWIG LLC (“MWIG”). The amended complaint again challenges as false or misleading statements about F45’s business model in the registration statement. It also adds claims under Section 12(a) of the Securities Act against the underwriters for F45’s IPO. Finally, the amended complaint adds claims under Section 10(b) of the Exchange Act against F45, and Messrs. Gilchrist and

Payne and under Section 20(a) of the Exchange Act against Messrs. Gilchrist, Payne, Raymond, Richman, and Wahlberg, KLIM, and MWIG as control persons. The Exchange Act claims challenge the same statements in the IPO registration statement and also challenge later statements to investors regarding the Company’s business model, plans, and results. The purported class period is from July 15, 2021 through July 22, 2022. On August 7, 2023, defendants filed a motion to dismiss the complaint. Pursuant to the briefing schedule that motion is expected to be fully briefed in November 2023. The Company intends to zealously defend against the allegations.

On October 19, 2022, DB Ventures Limited and ABG-Shark LLC filed a complaint (Case No. 22STCV33846) in the Superior Court of the State of California for the County of Los Angeles, against F45 Training Holdings, Inc., alleging breach of contract in connection with certain promotional agreements with David Beckham and Greg Norman, respectively, and seeking damages of no less than $20 million. In April 2023, ABG-Shark LLC refiled its claim as a separate matter from DB Ventures Limited in the Superior Court of the State of California for the County of Los Angeles (Case No. 22StCV33846) alleging breach of contract in connection with a promotional agreement with Greg Norman and seeking damages of no less than $1.75 million. DB Ventures Limited vs. F45 Training, Inc. was removed from the Superior Court of the State of California for the County of Los Angeles to the United States District Court Central District of California in May 2023 (Case No. 2:23-cv-03460-MEFM) alleging breach of contract in connection with a promotional agreement with David Beckham and seeking damages of no less than $18.85 million. The Company disputes these claims and intends to vigorously defend itself. The litigation is preliminary in nature and involves substantial uncertainties. Therefore, there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On July 1, 2019, we received a letter from Universal Music Group, or UMG, alleging copyright infringement and licensing violations in connection with our distribution of music to our franchisees. On March 8, 2023, the Company resolved this matter, which included receiving mutual releases of the parties.

In December 2020, plaintiff Kerttu Karon filed a purported class action complaint (Case No. 20STCV49535) in the Superior Court of the State of California for the County of Los Angeles against F45 Training Incorporated. The complaint purported to allege claims relating to violations of certain wage and employment laws in connection with the use of models for half and full day photo shoots and is seeking compensatory damages, restitution, liquidated damages, punitive damages, specific performance, penalties and interest. In April 2021, plaintiff amended this complaint to allege violations under the Private Attorneys General Act of 2004 (PAGA). In August 2021, plaintiff amended this complaint to include Karim Benzakour as a plaintiff. The company disputes these claims and intends to vigorously defend itself. The litigation is in the discovery phase and involves substantial uncertainties. Therefore, there can be no assurance that such legal proceeding will not have a material adverse effect on our business, results of operations, financial conditions or cash flows.

In October 2022, the company was notified by the State of Michigan Department of the Attorney General regarding an investigation concerning alleged violations of the Michigan Franchise Investment Law. In August 2023, the company entered into a Settlement Agreement with the Michigan Department of Attorney General in connection with an investigation of certain violations of the Michigan Franchise Investment Law. The company did not admit to any liability and agreed to pay a penalty of $95,000 and offer rescission to eight franchisees who purchased a franchise in the State of Michigan.

In September 2021, the company was notified by the California Department of Financial Protection and Innovation regarding an investigation concerning alleged violations of the Franchise Investment Law. In October 2023, the company entered into a Consent Order with the State of California Commission of Financial Protection and Innovation in connection with an investigation of certain violations of the Franchise Investment Law. The company did not admit to any liability and agreed to pay a penalty of $152,500 and offer rescission to 35 franchisees in the State of California who purchased a franchise in the State of California on or before September 2019.

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
•The high level of competition in the health club and fitness industry, including on-demand fitness, could materially and adversely affect our business.
•We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Risks Related to Our Franchisee Business Model and Strategy
•Our financial results are affected by the number of Franchises Sold and studios we open and by the operating and financial results of such studios
•If we fail to identify, recruit and contract with qualified franchisees, our ability to open new franchised studios and increase our revenue could be materially adversely affected.
•If we are unable to renew our franchise agreements with our existing franchisees, our business, results of operations and financial condition would be materially and adversely affected.
•The success of our business strategy depends on our ability to effectively manage and support our franchise system.
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
•Our franchisees may incur rising costs related to construction of new studios and maintenance of existing studios, which could materially and adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
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
•Our investments to enhance the customer experience, including through technology, may not generate the expected results.
•Uncertainty in the law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.

Risks Related to Our Brand and Strategy
•Our success depends substantially on the value of our brand. Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
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
•Our ability to continue to expand our ancillary product offerings is uncertain and the new business lines are subject to risks.
•Our investments in new business strategies, including new brand launches, may have adverse effects on our operating results.
•The ongoing novel coronavirus COVID-19 pandemic, or another pandemic or epidemic, and related governmental restrictions intended to prevent its spread have had, and in the future may continue to have, a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property
•We depend upon third-party licenses for the use of music to supplement our workouts and workout tutorials. An adverse change to, loss of, or claim that we or our franchisees do not hold necessary music licenses may have an adverse effect on our business, results of operations and financial condition and may lead to third party claims or lawsuits.
•We may not be able to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others, which could harm the value of the F45 brand and our business.

Risks Related to Technology and Privacy
•We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness in these systems may prevent us from effectively operating our business and damage our reputation.
•The occurrence of cyber incidents, or a deficiency in cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
•We are subject to payment processing risk.

Risks Related to Our Suppliers and Supply Chain
•Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could materially and adversely affect our revenue and gross profit.
•Increases in tariffs and trade restrictions on equipment we source from China could have an adverse impact on our business, results of operations and financial condition.

Risks Related to Our Indebtedness, History of Losses and Negative Cash Flow
•We may be unable to generate sufficient cash flow, or income to satisfy our debt service obligations and financial covenants, which would adversely affect our results of operations and financial condition.
•The terms of our indebtedness could adversely affect our business.
•Our obligations to the holders of our Senior Credit Agreement and Subordinated Credit Agreement are secured by a security interest in substantially all of our assets. If we default on those obligations, the holders of such indebtedness could foreclose on our assets.

Risks Related to Our Common Stock
•The liquidity of our shares of common stock will likely be adversely affected by our delisting from the NYSE and our anticipated deregistration from the Securities and Exchange Commission and our ability to raise capital could be significantly impaired.
•Our current major stockholders have significant control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

Risks Related to Our Global Operations
•Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.
•Fluctuations in currency exchange rates could negatively impact our business.

•Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

General Risks
•We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•Our business faces various risks related to health epidemics, pandemics and similar outbreaks, which may materially and adversely affect our business, financial position, results of operations and cash flows.
•Our management team has experienced significant turnover and we may not be able to retain an experienced management team.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

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

We operate in a highly competitive market, with multiple industry segments competing for consumers’ share of the wallet allocated to fitness spend. While we operate specifically within the studio fitness category, we consider companies in the following key industry segments as potential competition: other studio fitness concepts; full-service health clubs; racquet, tennis, country and other athletic clubs; value-focused health clubs; and at-home fitness offerings, including digital fitness content. We also compete for qualified franchisees, management, fitness training professionals and other personnel. Our franchisees also compete for qualified fitness coaches. We may not be able to compete effectively in the regions in which we currently operate or those in which we may operate in the future. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members and qualified fitness coaches in our regions. Other studio fitness concepts may lower their prices or create lower-priced brand alternatives within our markets. Furthermore, due to the increased number of low-cost studio fitness alternatives, we may face increased competition if our membership pricing increases or if discretionary spending declines. In addition, as we expand into new markets, we may face competitive challenges penetrating those markets due to, among other factors, competitors who may already have a significant presence in those markets, consumer unfamiliarity with our brand and our own unfamiliarity with the health and fitness market in such regions. Current and future competition may limit our and our franchisees’ ability to attract new members and retain existing members, may limit our ability to attract and retain new and existing franchisees and may hinder our franchisees’ ability to attract and retain qualified fitness coaches, which in each case could materially and adversely affect our business, results of operations and financial condition.

The continued growth of on-demand fitness classes could adversely affect our business, results of operations and financial condition.

At home on-demand fitness classes offer the benefit of a user-selected workout at home where users have the ability to vary the types of workouts they do on a daily basis, if desired. Many on-demand fitness classes can also be live streamed, allowing real-time interactions, including coaching cues from the class instructor. As the availability and variety of on-demand fitness classes (including live streaming classes) continue to grow, our members’ preferences may shift away from the in-studio experience, which is central to our business model, to at-home on-demand classes. Millennials, who represent one of the largest, most active demographic groups, in particular, may exhibit a shift in preference to on-demand fitness classes as they enter new life phases, such as parenthood, and, as a result, find new constraints placed on their free time. As such, on-demand workouts may become better suited for their lifestyles. In addition, the COVID-19 pandemic accelerated the growth of and demand for at-home fitness classes, which may extend beyond the pandemic. If we fail to timely identify and effectively respond to any such shift in consumer preference, our business, results of operations and financial condition could be adversely affected.

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

Under the terms of our franchise agreements, each of our franchisees is required to pay us an establishment fee upon signing a new franchise agreement, and monthly franchise and related fees throughout the term of the franchise agreement. A substantial portion of our revenue comes from such fees. For the years ended December 31, 2022 and 2021, we derived 69.7% and 58.9% of our revenue, respectively, from Franchise revenue. As a result, our financial results depend on the number of Franchises Sold and number of studios. If we are unable to sell new franchises that eventually open studios, or renew existing franchise agreements, our financial results would be adversely affected.

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

The opening of additional franchised studios depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. Although we have developed criteria to evaluate and screen prospective franchisees, our franchisees may not ultimately have the business acumen or be able to access the financial or management resources that they need to open and successfully operate the studios contemplated by their franchise agreements with us. Franchisees may elect to cease studio development for other reasons, including applicable franchise laws that may limit our ability to terminate or modify these franchise agreements. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new studios as planned, our growth may be slower than anticipated, which could materially and adversely affect our ability to increase our revenue and materially and adversely affect our business, results of operations and financial condition. In addition, we have begun entering into long-term multi-unit studio agreements with individual parties. These agreements provide for a large number of studios to be open on a set schedule and be operated by a single party. If that party does not perform or is unable to open and operate the studios as anticipated, it could materially and adversely affect our planned openings of new studios and expected revenue from the studios.

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

Our franchisees’ ability to negotiate favorable terms on an expiring lease or to negotiate favorable terms on leases with renewal options, or conversely for a suitable alternative location, could depend on conditions in the real estate market, competition for desirable properties and our franchisees’ relationships with current and prospective landlords or may depend on other factors that are not within our or our franchisees’ control. As of December 31, 2022, the initial franchise term in 381 franchise studios will expire during 2023 and 591 franchise studios are operating under expired franchise agreements. In addition, as of December 31, 2022 approximately 288 franchisees’ studios were not operating, but had not terminated their franchise agreements. If we are unable to renew our franchise agreements in respect of such studios or a significant portion thereof, our business, results of operations and financial condition would be materially and adversely affected.

The timing of the opening of Franchises Sold may differ materially from historical experience, and the number of new franchised studios that actually open in the future may differ materially from the number of signed commitments we currently have or anticipate from existing and new franchisees.

As of December 31, 2022, a significant number of Franchises Sold did not yet have operating studios. The timing of the opening of each new studio is subject to many factors outside of our control, including those discussed below in “We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we fail to successfully implement our growth strategy, which includes new studio development by existing and new franchisees, our brand and ability to increase our revenue and operating profits could be materially and adversely affected,” and accordingly the timing of the opening of new studios may differ materially from historical experience. Further, as we continue to expand our business into new international markets, the risks our franchisees may face in such markets, such as political and economic instability, local laws and regulations and inadequate brand infrastructure, may result in longer periods for opening new studios.

A portion of our Franchises Sold may not ultimately open as new franchised studios. Approximately 0.8% and 1.0% of the Franchises Sold at the beginning of the period in the years ended December 31, 2022 and December 31, 2021, respectively, were subsequently terminated. Additionally, approximately 530 Franchises Sold during the year ended December 31, 2022 were subsequently terminated during the year ended December 31, 2022. The historic conversion rate of signed commitments to new franchised studios may not be indicative of the conversion rates we will experience in the future and the total number of new studios actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time. Additionally, Total Franchises Sold includes 913 franchises sold under development agreements which have development schedule timelines providing for openings of studios through 2028. Failure of the franchisees to adhere to the timeline of required development schedules provided within the development agreements may result in many of these studios not ultimately opening. At December 31, 2022, three development agreements, representing approximately 518 or 14% of Total Franchises Sold, were not in compliance with their development schedule timelines. To the extent our franchisees, including those under development agreements, are unable to open new studios as we anticipate, we will not realize the revenue growth that we expect. Our failure to add a significant number of new studios would adversely affect our ability to increase our revenue and income from operations.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business, and our franchisees are impacted by factors that are beyond our control.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their studios. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised studios may be diminished by any number of factors beyond our control. Franchisees may not successfully operate studios in a manner consistent with our standards and requirements, including those relating to our marketing strategy, applicable laws or regulations, or may not hire and train qualified coaches and other personnel. Further, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations. Applicable state franchise laws may limit our ability to terminate or modify franchise agreements with non-complying or unsuccessful franchisees. If franchisees do not operate to our expectations or if consumers have negative perceptions or experiences with our franchised studios, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide membership could decline significantly, which could reduce our franchise fees and other revenue.

As small business owners, some of our franchisees may be negatively and disproportionately impacted by capital requirements, negative economic conditions, including pandemics, recession, inflation and increased unemployment levels, or other issues. Furthermore, franchisees’ business obligations may not be limited to the operation of our studios, making them subject to business and financial risks unrelated to the operation of our studios. These unrelated risks, and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our franchise fees and other revenue to decline and materially and adversely affect our business, results of operations and financial condition as a result.

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

We have expanded our operations rapidly and have limited operating experience at our current size. In less than ten years, we have scaled our global footprint to 3,663 Total Franchises Sold in 74 countries, including 2,100 Total Studios as of December 31, 2022. Our growth strategy relies substantially upon new studio openings by existing and new franchisees, and we are continuously seeking to identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current studios, demographics and traffic patterns. Our franchisees face many challenges in opening new studios, including:

•availability and cost of financing;
•selection and availability of suitable studio locations;
•competition for studio sites;
•negotiation of acceptable lease and financing terms;
•availability of financing, including the impact of rising interest rates;
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

In particular, because new studio development is funded entirely by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. Franchisees of new studios may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate history and brand familiarity. If our franchisees or prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new studios, and our future growth could be materially and adversely affected. For example, in May 2022, the Company entered into a $150 million credit agreement (the “New Facility”) with Fortress Credit Group for the purpose of providing financing to franchisees. However, the New Facility was terminated on August 14, 2022, prior to providing any financing to franchisees as a result of the Company no longer maintaining compliance with covenants requiring minimum market capitalization thresholds.

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

As of December 31, 2022, we had 3,663 Total Franchises Sold in 74 countries, and we plan to open many new studios in the future, some of which will be in existing markets. We intend to continue opening new franchise studios in our existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some memberships away from those existing studios, which may lead to diminished revenue and profitability for us and our franchisees rather than increased market share, especially as we continue to move to a percentage of gross monthly studio revenue-based franchise fee model. In addition, as a result of new studios opening in existing markets and because older studios will represent an increasing proportion of our studio base over time, our Same Store Sales increases may be lower in future periods than they have been historically.

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

If we are unable to sustain pricing levels for our establishment fees, World Pack and franchise fees, whether due to competitive pressure or otherwise, our revenue and operating profit could be significantly reduced. Further, our decisions around the development of new ancillary products and services are grounded in assumptions about eventual pricing levels. During the fourth quarter of 2022, the Company provided limited time offers of World Packs at reduced prices as compared to initially agreed upon contractual terms. If these limited time offers are made in the future, or if there is price compression in the market after these decisions are made, it could have a negative effect on our business.

If our relations with existing or potential franchisees deteriorate, our business could be adversely affected.

Our growth depends on maintaining good relations with our franchisees. Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under our franchise agreements, including with respect to alleged breaches of contract or wrongful termination under the franchise arrangements. Disagreement may lead to disputes with our franchisees, and we expect such disputes to occur from time to time. Disputes between us and our franchisees, whether in court or otherwise, could relate to either party’s violation of its contractual obligations. We may also engage in litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as we determine necessary to protect our brand, the consistency of our studios and the customer experience or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our FDD, including claims based on financial information contained in our FDD.

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

Further, FTC Franchise Rule requires the FDD to include updated audited financial statements for the previous completed fiscal year to be compliant. As a result of the delay in our ability to provide audited financial statements as of and for the year ended December 31, 2022, we have not been able to update our FDDs for sales purposes during 2023. Therefore, we have not been able to sell any franchises in the United States in 2023 since April 2023 and will not be able to commence sales until the filing of our 2023 FDDs.

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

Our investments to enhance the customer experience, including through technology, may not generate the expected results.

Our long-term business objectives depend on the successful system-wide execution of our strategies. We continue to build upon our investments in technology and modernization in order to transform the customer experience, including modernization of our mobile applications, introduction of new equipment within our studios, and addition of new group based training formats. As part of these investments, we are continuing to place emphasis on improving our franchise model and strengthening relationships with both franchisee and customers which may not generate the expected results. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.

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

Franchisee litigation; effects of regulatory efforts

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

Franchisee insurance

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

Franchise agreements and franchisee relationships

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

While revenue from franchisees are not concentrated among one party or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable studios. A typical franchise agreement has a five-year term. As of December 31, 2022, our largest franchisee group accounted for approximately 9.5% of our Total Franchisees Sold. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these significant franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, results of operations and financial condition could be materially and adversely affected.

Franchise agreement termination

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

Franchisee turnover

There can be no guarantee of the retention in the future of any franchisees, including the top performing franchisees, or that we will maintain the ability to attract, retain and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel, increased competition, rising operating costs, supply chain interruptions, increasing regulatory and legal complexity, and other factors. The training of managers and other personnel may be inadequate. These and other such negative factors could materially and adversely affect our business.

Bankruptcy of franchisees

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

Franchisee changes in control

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

Some of our franchisees are operating entities

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

Risks Related to our Brand and Strategy

Our success depends substantially on the value of our brand. Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.

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

Incidents which could damage our brand may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our or our franchisees’ businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our control, such as:

•actions taken (or not taken) by one or more franchisees or their employees relating to health (including responses to pandemics and endemics), safety, welfare or otherwise;
•data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

•litigation and legal claims;
•third-party misappropriation, dilution or infringement or other violation of our intellectual property;
•illegal activity targeted at us or others; or
•conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.

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

We rely on social media marketing, through Instagram, YouTube and Facebook, as a means to engage with our existing members as well as attract new members. Existing and new members alike interact with the brand both organically, through posts by the F45 Training community, as well as through dedicated F45 Training social media accounts. While the use of social media platforms allows us access to a broad audience of consumers and other interested persons, our use of, and reliance on, social media as a key marketing tool exposes us to significant risk of widespread negative publicity. Social media users generally have the ability to post information to social media platforms without filters or checks on accuracy of the content posted. Information concerning us or our brand may be posted on such platforms at any time. Such information may be adverse to our interests or may be inaccurate, each of which can harm our reputation and the value of our brand. The harm may be immediate without affording us an opportunity for redress or correction.

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

In addition, our use of social media platforms as a marketing tool could also subject us to fines or other penalties. As laws and regulations, including those from the FTC, and enforcement rapidly evolve to govern the use of these platforms, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could materially and adversely impact our and our franchisees’ business, results of operations and financial condition or subject us to fines or other penalties.

Our ability to continue to expand our ancillary product offerings is uncertain and new business lines are subject to risks.

We currently plan to continue the long-term growth of our business by, in part, capitalizing on member engagement by enhancing our offering of health and fitness related-related products, such as footwear and apparel, prepared meal plans, nutrition and supplements, and wearables, such as the LionHeart Heart Rate Monitor, across our global network of studios. Because all of these offerings are currently in the planning stages or relatively new, it is difficult for us to anticipate the level of sales they may generate.

Further, the market for such products is highly saturated and subject to consumer preferences, which may change from time to time. Certain product offerings, like prepared meals, nutrition and supplements, are also subject to unique risks like contamination and food-borne illnesses and require certain food safety programs and compliance with food and health regulatory regimes. Such risks and added compliance could have a material impact on our business. There is no guarantee that our members will embrace our expanded ancillary product offerings or that we will be able to execute this growth strategy.

Our investments in new business strategies, including new brand launches, may have adverse effects on our operating results.

We have invested, and in the future may invest, in new business strategies, including new modalities and channels such as FS8 and Vive. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New ventures are inherently risky and may not be successful, as was the case with our Malibu Crew and Avalon House concepts. The failure of any significant investment could adversely affect our business, reputation, results of operations and financial condition. During the year ended December 31, 2022, the Company began the wind down of Malibu Crew and Avalon House concepts which the Company is no longer pursuing.

The ongoing novel coronavirus COVID-19 pandemic, or another pandemic or epidemic, and related governmental restrictions intended to prevent its spread have had, and in the future may continue to have, a material and adverse effect on our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated the global outbreak of a new strain of coronavirus, COVID-19, a pandemic. The global and domestic response to the COVID-19 pandemic by both governments and businesses has been unprecedented and may continue to evolve. Many countries, including the United States and Australia, declared national emergencies and implemented preventive measures.

Our business has been materially adversely affected by the COVID-19 pandemic and the global response and may continue to be affected by the COVID-19 pandemic and changes in consumer and business behaviors related to the COVID-19 pandemic. At the initial and in subsequent peaks of the pandemic, nearly all of our studios closed due to COVID-19. Subsequent to studio re-openings, in some locations resurgences of the pandemic led some state and local governments to return to stricter regulations on businesses, resulting in certain studios that reopened to re-close and additional studios may again be closed in the future, pursuant to such local regulations. These restrictions had a material adverse effect on the number of studios open as well as pending and future sales to franchisees. Additionally, shutdowns resulted in an increase to studio build-out time delaying certain studio opening timelines. Certain governments required, and may in the future require, stringent guidelines with respect to the operation of fitness studios, including a reduced number of class participants, increased spacing requirements between participants and restrictions on sharing gym equipment. These requirements and any associated compliance costs have had and may in the future have an adverse impact on our operations, including our franchisees’ ability to retain members. Additionally, the COVID-19 pandemic and the restrictions have had significant impacts on consumer and business behavior.

COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, the following:

Risks Related to Revenue

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

Risks Related to Operations

The COVID-19 pandemic and related shelter-in-place restrictions and other containment efforts have had a significant impact on our operations, including mandated studio closures, stringent guidelines with respect to the operation of our studios, including reduced number of class participants, increased spacing requirements between participants and restrictions on sharing gym equipment. Many of our studios are located within central business districts which have been impacted by changes to return to office requirements as a result of the growth in telework. These requirements and any associated compliance costs have had and may continue to have an adverse impact on our operations, including our franchisees’ ability to retain members.

Risks Related to Growth

Our growth has been and may continue to be harmed by COVID-19. A number of franchisees may elect to cease studio development due to the COVID-19 pandemic. In addition, due to COVID-19, our studios experienced membership declines.

Risks Related to Consumer and Business Behavior

The COVID-19 pandemic and related restrictions have had and may continue to have a significant impact on both consumer and business behavior. We believe that these changes to consumer and business behavior may continue to be impacted by the COVID-19 pandemic, ongoing restrictions and government mandates. In particular, we cannot predict if and when workers will return to working full-time in offices in major urban areas.

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

We or our franchisees generally need to obtain public performance licenses for the use of musical compositions in our studios and to supplement our workouts. In the United States, public performance rights for musical compositions are secured from music publishers, individual artists, or, more typically, through intermediaries known as performing rights organizations (“PROs”) which (a) issue blanket licenses to copyright users for the public performance of compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. We require our franchisees to enter into and maintain requisite licenses for their use of musical compositions with our workouts from the appropriate PROs. We currently do not maintain such licenses. The royalty rates available from PROs today may not be available in the future. Licenses provided by two PROs, ASCAP and BMI, currently are governed by consent decrees, which were agreements between each of the two PROs, on the one hand, and by the U.S. Department of Justice, on the other hand, in an effort to curb anti-competitive conduct. Removal of, or changes to the terms or interpretation of, these agreements, could affect our franchisees’ ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm our business, results of operations and financial condition.

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

For example, we have previously received demands alleging possible infringement of certain compositions and recordings from owners of certain music rights. In addition, we had previously received demands from global performance rights organizations.

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

Our intellectual property rights, trademarks and trade names may be infringed, misappropriated or challenged by others.

Our brand and related intellectual property are important to our continued success, which depends on our ability to use our existing trademarks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks and trade names to protect our brand. We seek to protect our trademarks, trade names, copyrights and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult and the steps we take may not prevent misappropriation, infringement or other violations of our intellectual property. If we are unable to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes or infringes our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.

We may also from time to time be required to initiate litigation to enforce our trademarks, service marks and other intellectual property. Third parties may also assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights.

We may not be able to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others, which could harm the value of the F45 brand and our business.

It may be costly and time consuming to protect our intellectual property, and the steps we have taken to do so may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.

We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.

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

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our studios, or if we become liable for content we produce, license or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types, and we may not have insurance coverage for these types of claims, which may materially and adversely affect our business.

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

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems, could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenue and profits could be reduced, and the reputation of our brand and our business could be materially and adversely affected.

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

Some of our products and services contain open-source software, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could harm our business.

We use open-source software in our products and services and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open-source software, but we cannot be sure that all open-source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Suppliers and Supply Chain Management

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could materially and adversely affect our revenue and gross profit.

Equipment and certain products and services used in our studios, including our exercise equipment, components of our tech packs and point-of-sale software and hardware, are sourced from and stored by third-party suppliers. We purchase substantially all of our gym equipment from a single supplier in China and we use a single logistics company to coordinate the storage of all equipment. In addition, we rely on third-party suppliers to manage and maintain our websites and online membership processes. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers and logistics providers to successfully provide reliable and high-quality supplies and services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability, port delays or congestion, and access to warehousing. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing studios, ship our products and open new studios on time or at all and thereby generate revenue. If we lose such suppliers or logistic providers or these parties encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all, or access equipment stored in warehouses. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing studios, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.

Increases in tariffs and trade restrictions on equipment we source from China could have an adverse impact on our business, results of operations and financial condition.

We purchase substantially all of our gym equipment from a single supplier in China. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain goods and materials. For example, in 2018 and 2019, the United States imposed significant tariffs on various products imported from China, including certain products we source from China. These tariffs are currently being reviewed by the Office of the United States Trade Representative as part of the standard four-year review process. The United States has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the United States and China and was accompanied by a decision from the United States to cancel a plan to increase tariffs on an additional list of products from China. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs. If additional tariffs are imposed on our gym equipment and equipment included in our World Packs, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices, which could materially and adversely affect our results. Increases in the cost of our gym equipment, including that included in our World Packs, could have a material effect on our gross margins as we may not be able to pass such costs onto our franchisees. In addition, if trade tensions between the United States and China continue to escalate, we may experience delays or disruptions in the delivery of our gym equipment to our franchisees, which could adversely impact our business, results of operations and financial condition.

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
•reduced control over delivery timing, as well as product reliability;
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

In addition, our ability to identify, source and procure components of our inventories which we sell to customers may continue to be harmed by COVID-19 and supply chain disruptions.

Risks Related to Our Indebtedness, History of Losses and Negative Cash Flow

We may be unable to generate sufficient cash flow or income to satisfy our debt service and other obligations, which would adversely affect our results of operations and financial condition.

We have historically generated material losses and negative cash flow. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness will depend on our subsidiaries’ and our franchisees’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. The Company’s forecast for the twelve months from the date of the financial statements included in this Annual Report on Form 10-K could result in the possibility of insufficient resources to meet our ongoing obligations and maintain compliance with the minimum liquidity requirement of $10.0 million under the terms of our indebtedness. The Company has determined that these circumstances represent conditions about the Company’s ability to continue as a going concern before consideration of management’s plans. As such, in order for us to satisfy our obligations under our indebtedness and to fund our other needs, we must continue to execute our business strategy. If we are unable to do so, we may not be able to operate as a going concern and may need to refinance all or a portion of our indebtedness on or before maturity. We can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The terms of our indebtedness could adversely affect our business.

We are party to a senior secured Amended and Restated Credit Agreement, dated August 13, 2021, (the “Senior Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $90 million revolving credit facility. Subsequent to year end, we entered into a Third Amendment to the terms of the Senior Credit Agreement. This amendment reduced amounts available under the Senior Credit Agreement to $70 million, comprised of a $68 million term loan and a $2 million revolving credit facility, with a two-year term. The Senior Credit Agreement contains restrictive covenants that, among others, limit our ability to:

•incur indebtedness;
•incur liens;
•make investments;
•sell assets;
•engage in sale-leaseback transactions;

•enter into swap agreements;
•pay dividends and make distributions and repurchase stock;
•engage in transactions with affiliates; and
•maintain or contribute to a defined employee benefit plan or arrangement that is not subject to the laws of the U.S.

The Senior Credit Agreement contains certain financial covenants, including a minimum liquidity requirement. In addition we are a party to a Subordinated Credit Agreement, dated as of February 14, 2023 with Alter Domus, as Administrative Agent, and certain lenders, including Kennedy Lewis Capital Partners Master Funds II and III LP, consisting of a $90 million term loan. The terms of the Subordinated Credit Agreement contains certain restrictive and financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these financial covenants. We cannot assure you that we will meet these financial covenants in the future, or that the lenders will waive any failure to meet these financial covenants.

Our obligations to the holders of our Senior Credit Agreement and Subordinated Credit Agreement are secured by a security interest in substantially all of our assets. If we default on those obligations, the holders of such indebtedness could foreclose on our assets.

Our obligations under the Senior Credit Agreement and the related transaction documents are secured on a first lien basis by a security interest in substantially all of our assets. Our obligations under the Subordinated Credit Agreement and the related transaction documents are secured on a second lien basis by a security interest in substantially all of our assets. As a result, if we default on our obligations under the Senior Credit Agreement or the Subordinated Credit Agreement, the collateral agent on behalf of the lenders (subject to the intercreditor agreement) could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and you may lose all or part of your investment.

Risks Related to Our Common Stock

The liquidity of our shares of common stock will likely be adversely affected by our delisting from the NYSE and anticipated deregistration from the Securities and Exchange Commission.

Effective September 5, 2023, the NYSE delisted the Company’s common stock from the NYSE because, in the opinion of the NYSE, the Company’s common stock was no longer suitable for listing based on its “abnormally low” price levels. The Company’s common stock is now quoted on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are restricted from public viewing and the Company’s common stock is not eligible for proprietary broker-dealer quotations. All quotes in the Company’s common stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

We can provide no assurance that trading in our common stock will continue. Because our stock now trades on the OTC Markets rather than being listed on a national securities exchange, we do not expect to attract the extensive analyst coverage that accompanies companies listed on national exchange, which may affect the liquidity of our common stock. Moreover, even if our trading in our common stock continues, our common stock is and will likely become more illiquid (especially following deregistration), which could negatively impact market prices for our stock and make it more difficult for stockholders to sell their shares.

As previously disclosed by the Company, after the Company has made all necessary SEC filings and is otherwise able to do so, the Company intends to file with the Commission a Form 15 to voluntarily deregister the Company’s common stock under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act. Following the termination of the registration, the Company’s obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC. Following deregistration, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws or stock exchange rules. As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares. We would expect securities and industry analysts to likely cease coverage of us at such time.

Further, no assurances can be given that our common stock will ever actively trade, especially after the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act. In any of these events, there will likely remain a highly illiquid market for the Company’s common stock and you may be unable to dispose of your common stock at desirable prices or at all.

We may require additional capital and our ability to raise capital is limited and will likely be significantly impaired.

The Company currently funds its operations primarily from cash on hand, credit facilities and operating cash flow. The Company has historically incurred losses and negative cash flows from operations. The Company’s forecast for the twelve months from the date of the financial statements included in this Annual Report on Form 10-K could result in the possibility of insufficient resources to meet its ongoing obligations and maintain compliance with the minimum liquidity requirement of $10.0 million in its credit agreement. The Company has determined that these circumstances represent conditions about the Company’s ability to continue as a going concern before consideration of management’s plans. As such, in the future, we may need to raise additional funds to support our obligations and operations through the issuance of new equity securities, debt or a combination of both. Additional financing, however, may not be available on favorable terms, or at all. Further, any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise capital. If adequate funds are not available on acceptable terms, we may be unable to service our debt or fund our capital requirements and operations.

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

Further, as a result of the delayed filing with the Commission of our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent quarterly reports on Form 10-Q, we are not eligible to register the offer and sale of our securities using a registration statement under the Exchange Act and do not expect to be eligible at any time in the future to as we expect to deregister our common stock as soon as we are able to. As a result, we will not be able to access the public markets to raise capital, which will further limit our ability to raise capital, which in turn could materially adversely affect our business, results of operations, financial condition and stock price.

In addition, the trading of our common stock on the OTC Markets may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us or to complete acquisitions.

The trading price of our common stock has been very low recently, may continue to be very low, and may be subject to volatility and have limited market liquidity. As a result, you could lose all or part of your investment.

Since April 20, 2023, the trading price of our common stock has generally been below $1.00 per share. Our “abnormally low” trading price resulted in the NYSE delisting our common stock from the exchange. Our common stock is now quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the NYSE or Nasdaq. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future, any of which could result in a loss of all or part of your investment.

The trading price of our common stock has also historically been and is likely to continue to be highly volatile, as well as illiquid, and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:

•market conditions in the broader stock market;
•illiquidity and lack of marketability by being an OTC traded stock;
•challenges associated with timely SEC filings (which is expected to continue until we deregister our common stock);
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
•sales, or anticipated sales, of large blocks of our stock;
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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such a class action lawsuit was filed against us in December 2022 in the United States District Court for the Western District of Texas. The complaint purported to allege securities class action claims under Sections 11 and 15 of the Securities Act of 1933, and challenged misleading statements regarding our business model in our registration statement issued in connection with our initial public offering in July 2021. The claims were later amended to include claims under Section 10 of the Exchange Action of 1934 and to challenge statements in our initial public offering registration statement and later statements to investors regarding the company’s business model plans, and results. See Part I, Item 1, “Business - Legal Proceedings” in this Form 10-K for additional details. We may incur substantial costs substantial costs defending such lawsuit and any future lawsuits that stockholders may bring against us. Such lawsuit could also divert time and attention of our management from our business, which could significantly harm our profitability and reputation.

Our current major stockholders have significant control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

Our current major stockholders have significant control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control. These stockholders, including certain of our directors, beneficially own approximately 79.9% of our outstanding common stock. As a result, such stockholders, if they act together, will be able to influence or control matters subject to stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions, and would have the ability to control the management and affairs of our company. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. For example, affiliates of Kennedy Lewis Investment Management LP (“KLIM”) beneficially own [14.8%] of our common stock, but are also lenders under the company’s subordinated credit agreement. As such, KLIM and its affiliates may have interests different than yours. Our concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

We are an “emerging growth company” and as a result of the reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

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

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be less public information available about our business, operations, financial condition, results of operations or other matters. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our shares price may be more volatile.

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

Future sales of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

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
•limitations on the ability of stockholders to call special meetings and to take action by written consent; and
•super majority vote for stockholders to amend our certificate of incorporation or bylaws.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants.

In addition, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Risks Related to Our Global Operations

Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.

As of December 31, 2022, we had ### Total Franchises Sold in 74 countries around the world. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

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
•actual or perceived threats to public health due to any health pandemic or epidemic;
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

In the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a failure to properly design and maintain effective controls over the review of non-routine revenue and purchase related contracts and their compliance with generally accepted accounting principles on a timely basis.

We believe we have taken the necessary actions to substantially address the material weaknesses discussed above, and we plan to take additional steps to improve our accounting function. However, we may not be able to fully remediate the material weakness until it can be confirmed that such remedial measures have been operating effectively for a sufficient period of time. Further, we cannot assure you that any such actions will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results, has caused and in the future could cause us to fail to meet our reporting obligations, and has resulted and may in the future result in a restatement of our financial statements for prior periods.

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

We are currently required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our Annual Report on Form 10-K, although these obligations are expected to cease upon our planned deregistration under the Exchange Act. There is no requirement for audit of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures, although these obligations are expected to cease upon our planned deregistration under the Exchange Act. To the extent applicable, if material weaknesses arise and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports (to the extent we provide them or alternative reports), limit our ability to raise financing or lead to regulatory sanctions, if applicable, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

We have not held regular annual meetings in the past, and if we are required by the Delaware Court of Chancery to hold an annual meeting pursuant to Section 211(c) of the Delaware General Corporation Law, or the DGCL, it could result in the unanticipated expenditure of funds, time and other Company resources.

Section 2.1 of our bylaws provides that an annual meeting shall be held on a date and at a time designated by our board of directors, and Section 211(b) of the DGCL provides for an annual meeting of stockholders to be held for the election of directors. Section 211(c) of the DGCL provides that if there is a failure to hold the annual meeting for a period of 13 months after the latest to occur of the organization of the corporation, its last annual meeting or last action by written consent to elect directors in lieu of an annual meeting, the Delaware Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Section 211(c) also provides that the failure to hold an annual meeting shall not affect otherwise valid corporate acts or result in a forfeiture or dissolution of the corporation.

It has been longer than 13 months since we have held an annual meeting. To our knowledge, no stockholder or director has requested our Company’s management to hold such an annual meeting and no stockholder or director has applied to the Delaware Court of Chancery seeking an order directing our company to hold a meeting. However, if one or more stockholders or directors were to apply to the Delaware Court of Chancery seeking such an order, and if the Delaware Court of Chancery were to order an annual meeting before we are prepared to hold one, the preparation for the annual meeting and the meeting itself could result in the unanticipated expenditure of funds, time, and other Company resources.

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

Use of our studios poses potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise equipment. Certain of such risks were exacerbated as a result of COVID-19. Claims have been and in the future might be asserted against our franchisees and us for injuries suffered by or death of members or guests while exercising and using the facilities at a studio. We may not be able to successfully defend such claims, and any such claims could materially damage our brand and the public perception of our brand. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against such potential claims. In the past, we may not have maintained the level of general liability insurance coverage appropriate for a business of our scale, and historical claims may be brought against us. Depending upon the outcome of any such claims, whether historical or not, these matters may have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards or the recognition of impairment or other charges may adversely affect our future operations and results.

New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings.

In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, consumer and demographic trends and our restructuring activities. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, results of operations and financial condition.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our executives in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying growth opportunities and leading general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in the past 15 months, we have experienced significant turnover in our management team, which has disrupted our business operations, including our ability to file our SEC reports and filed our 2023 FDD. Our training professionals and sports scientists in our F45 Athletics Department are also imperative to our success, and we rely on them to develop safe, effective and fun workouts for our members based on our algorithm.

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

Recent or future changes to U.S., UK, Australian and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our results of operations and financial condition. In addition, significant judgment is required in evaluating our tax positions and determining our provision (benefit) for income taxes.

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

Our business is subject to the risk of hurricanes, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our headquarters is in Austin, Texas. Our business is vulnerable to damage or interruption from hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. The third-party systems and operations and manufacturers we rely on are subject to similar risks. For example, a significant natural disaster, such as a hurricane, earthquake, fire, or flood, could have an adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory for us, including equipment and World Pack offerings, that house our servers, or from which we generate content. These disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, results of operations and financial condition.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company and we will be subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors.

Public company obligations and constituents require significant attention from our senior management, as will the processes involved with our planned deregistration of our common stock under the Exchange Act, each of which could divert management’s attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Austin, Texas, where we lease approximately 44,000 square feet of office space. This lease expires in June 2029. We have one option to extend the lease for five additional years. On September 22, 2023, the Company entered into an agreement with Kouto Inc. to sublease a portion of the office space. In addition to the office in Austin, Texas, the Company has 22,500 square feet of office and warehouse space leased space in Palm Beach, Florida and the Company leases eight corporate-owned concept studios in Australia, and the United States. We lease all of our facilities and do not own any real property. As of December 31, 2022, our franchisees operated 2,100 total studios, with the real estate of each being either leased or owned by the respective franchisee. We believe that these facilities are sufficient to meet the Company’s current needs.

Franchisees own or directly lease studio space for each franchise location. We have not historically owned or entered into leases for our franchisees and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time.

Item 3. Legal Proceedings

See Item 1 of Part I, “Business – Legal Proceedings” and Item 8 of Part II, “Financial Statements and Supplementary Data – Note 18—Commitments and contingencies – Litigation.”

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

From our IPO on July 15, 2021 to our delisting from the NYSE on September 5, 2023, our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “FXLV.”

As of the date of this report, our common stock trades on the “Expert Market” tier operated by OTC Markets under the symbol “FXLV.” Quotes on the Expert Market are restricted from public viewing. The Company’s common stock is not eligible for proprietary broker-dealer quotations. All quotes in the Company’s common stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling the stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Although our stock is quoted on OTC Markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares.

Holders

As of October 19, 2023, there were 20 stockholders of record. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, debt covenants, general business conditions, and other factors that our Board of Directors may deem relevant.

Recent sales of unregistered securities

On May 13, 2022, the Company issued in a private placement immediately exercisable warrants to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock to certain affiliates of Fortress Credit Corp, in connection with the Fortress Credit Agreement (as defined in “Note 3—Summary of significant accounting policies”. Each holder of the warrants also had the right to put back the warrants to the Company (the “Put Option”).

On May 17, 2022, the holders of the immediately exercisable warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of common stock. The issuance of warrants and common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. In August 2022 the company terminated the Fortress Credit Agreement and in September 2023, the Company deregistered all remaining shares of the Company’s common stock issuable upon exercise of the warrants.

Issuer purchases of equity securities

None.

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

The following graph depicts the total cumulative stockholder return on our common stock from July 15, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2022, relative to performance of the S&P 500, S&P Small Cap 600 and Russell 2000. The Company has selected the Small Cap 600 index in place of the S&P 500 index because it includes companies whose equity securities are of more comparable market capitalization. The graph and table shown below assume that $100 was invested on July 15, 2021 and that all dividends were reinvested. Moreover, the performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	July 15, 2021	December 31, 2021	December 31, 2022
F45 Training Holdings, Inc. (FXLV)	$100.00	$67.22	$17.59
iShares Core S&P Small-Cap ETF (IJR)	100.00	106.97	89.64
Russell 2000 Index	100.00	102.51	80.41

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained in Part II, Item 8 of this report. Certain statements in this report, including statements regarding our business strategies, operations, financial condition, and prospects are forward-looking statements. Use of the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “will likely continue,” “will likely result” and similar expressions that contemplate future events may identify forward-looking statements.

The information contained in this section is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, which are available on the SEC’s website at http://www.sec.gov. The section entitled “Risk Factors” set forth in Part I, Item 1A of this report, and similar discussions in our other SEC filings, describe the material factors, risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. You are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements. Finally, our historic results should not be viewed as indicative of future performance.

Overview

We are focused on creating a leading global fitness training and lifestyle brand. We primarily offer consumers functional 45-minute workouts that are effective, fun and community-driven. Our workouts combine elements of high-intensity interval, circuit and functional training to offer consumers what we believe is the world’s best functional training workout. We deliver our workouts primarily through our digitally connected global network of studios, and we have built a differentiated, technology-enabled platform that allows us to create and distribute workouts to our global franchisee base. Our platform enables the scalability of our model and helps to promote the success of our franchisees. We offer consumers a continuously evolving fitness program in which virtually no two workouts are ever the same. We believe our library of functional training movements allows us to vary workout programs to keep consumers engaged with fresh content, stay at the forefront of consumer trends and drive maximum individual results, while helping our members achieve their fitness goals.

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States (which for segment reporting purposes includes our operations in the United States and South America), Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. Our Australia segment also includes operations under our FS8 and Vive Active, Avalon House (which operations were wound down in 2023), and the wind down of operations performed during 2022 of our Malibu Crew brand. We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the years ended December 31, 2022 and 2021. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis.

Highlights for Fiscal Year 2022

•Total revenue decreased from the prior year period by 17% to $104.4 million.
•Same Store Sales increased from the prior year 8.2% globally and 17.9% in the United States.
•System-wide sales increased from the prior year 26% globally to $518.5 million, and by 42% in the United States to $237.6 million.
•System-wide Visits increased from the prior year 10% globally to $29.6 million, and by 20% in the United States to $12.9 million.
•Net Franchises Sold totaled 362, resulting in system-wide Total Franchises Sold of 3,663.
•Net Initial Studio Openings totaled 351, resulting in system-wide Total Studios of 2,100.
•Reported impairment charges of $27.3 million.
•Reported net loss of $178.8 million.

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the fiscal year ended December 31, 2021. For additional information and a detailed discussion of the restatement, see Note 2—Restatement of Previously Issued Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, Financial Statements and Supplementary Data. We have also restated our previously reported condensed consolidated financial statements for the quarterly periods ended March 31, 2022, June 30,2022 and September 30, 2022. For additional information related to the quarterly restatement, see Restatement of Unaudited Interim Condensed Consolidated Financial Statements included within Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

System-wide Sales

We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network.

For the year ended December 31, 2022, our System-wide Sales were approximately $518.5 million, which compares favorably to approximately $411.2 million for the year ended December 31, 2021, as presented in the table below:

	Year Ended December 31,
	2022	2021 (As Restated)
	(in thousands)
United States	$237,633	$167,174
Australia	171,698	177,260
ROW	109,190	66,741
Total	$518,521	$411,175

System-wide Sales year-over-year growth of 42% in our U.S. segment and 64% in our ROW segment was driven by initial studio openings in the U.S. segment and ROW segment of 228 and 94, respectively, during the period. System-wide Sales year-over-year decreased by 3% for our Australian segment, primarily driven by increased market competition and a greater percentage of studios impacted by government mandated closures during the first quarter of 2022, partially offset by net studio openings of 29 during the year.

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

For the year ended December 31, 2022, our System-wide Visits were approximately $29.6 million, which compares favorably to approximately $26.8 million for the year ended December 31, 2021, as presented in the table below:

	Year Ended December 31,
	2022	2021 (As Restated)
	(in thousands)
United States	12,912	10,777
Australia	9,955	11,680
ROW	6,684	4,332
Total	29,551	26,789

System-wide Visits year-over-year growth of 20% in our U.S. segment and 54% in our ROW segment were driven by both initial studio openings during the period and a greater percentage of total studios which were not impacted by COVID-19 restrictions or temporary closures during the year. System-wide Visits year-over-year decreased by 15% for our Australian segment, primarily driven by increased market competition and a greater percentage of studios impacted by government mandated closures during the first quarter of 2022.

New Franchises Sold

New Franchises Sold refers to the number of franchises sold during any specific period. We classify Total Franchises Sold, as of any specified date, as (i) the total number of signed franchise agreements in place as of such date for which an establishment fee has been paid and (ii) the total number of franchises committed in a multi-studio agreement in place as of such date for which an upfront payment has been made, in each case that have not been terminated. Each new franchise is included in the number of franchises sold from the date in which we enter into a signed franchise agreement related to each such new franchise. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with open studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	328	(4)	38	362	779	124	154	1,057
Total Franchises Sold, end of period	2,038	799	826	3,663	1,710	803	788	3,301
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

Negative New Franchises Sold, net, represents periods in which terminations were in excess of new franchises sold. The decrease in New Franchises Sold, net, compared to the prior year is primarily due to a decrease in multi-unit franchise agreement and development agreements. During the year ended December 31, 2022, we sold 199 new franchises under multi-unit or development agreements as compared to 716 during the year ended December 31, 2021. Of these multi-unit and development agreements, approximately 887 are not open as of December 31, 2022. Additionally, at December 31,

2022, two development agreements, representing approximately 518 Total Franchises Sold, were not in compliance with their development schedule timelines.

New Franchises Sold, net, does not include any required openings under the terms of master franchise agreements.

Initial Studio Openings and Total Studios

Initial Studio Openings refers to the number of studios that were determined to be first opened during such period. Prior to October 1, 2021, we classified an Initial Studio Opening to occur in the first month in which the studio first generates monthly revenue of at least $4,500. Starting on October 1, 2021, we classify an Initial Studio Opening to occur in the month in which we record the Initial Studio Opening in our internal systems. Any studios that did not have an Initial Studio Opening under the prior definition are included as of October 1, 2021. We classify Total Studios, as of any specified date, as the total cumulative Initial Studio Openings as of that date less cumulative permanent studio closures as of that date. Neither Initial Studio Openings nor Total Studios are adjusted downward for studios that were closed due to the COVID-19 pandemic or otherwise.

Our long-term growth will depend in part on our continued ability to open new studios. We believe that we will experience continued expansion of new studio openings in the United States and ROW. However, if delays or difficulties are encountered and new studio openings do not occur as quickly as we would like, our operating results may be adversely affected.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	228	29	94	351	168	37	107	312
Total Studios, end of period	882	682	536	2,100	654	653	442	1,749
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Same Store Sales Growth

We use a variety of non-GAAP measures, including EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, and Same Store Sales growth.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin have been included in this Annual Report on Form 10-K because they are important metrics used by management as one of the means by which it assesses our financial performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing our company and its results of operations.

	Year Ended December 31,
	2022	2021 (As Restated)
Other Data:	(in thousands)
Net loss	$(178,799)	$(193,465)
Net loss margin	(171.2)%	(154.5)%
EBITDA	$(131,262)	$(137,961)
Adjusted EBITDA	$(2,140)	$37,125
Adjusted EBITDA margin(1)	(2.0)%	29.6%
Same Store Sales growth(2)	8.2%	12.1%

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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirement for such replacements or improvements; and
•they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2022	2021 (As Restated)
	(in thousands)
Net loss	$(178,799)	$(193,465)
Interest expense, net	14,983	59,353
Provision (benefit) for income taxes	22,356	(9,543)
Depreciation and amortization	5,933	3,149
Amortization of deferred costs	4,265	2,545
EBITDA	$(131,262)	$(137,961)
Sales tax reserve(a)	1,867	(265)
Transaction fees(b)	1,700	10,790
Loss on derivative liabilities(c)	—	48,603
Certain legal costs and settlements(d)	11,849	7,949
Stock-based compensation(e)	21,324	88,231
Recruitment(f)	762	131
COVID concessions(g)	8,283	8,282
Relocation(h)	408	3,930
Development costs(i)	3,953	5,395
Charitable donation(j)	—	2,046
Restructuring costs(k)	14,919	—
Impairment(l)	25,157	—
Write-off of debt issuance costs(m)	11,546	—
Write-off of development deals(n)	27,262	—
Loss (gain) on disposal of long-lived assets(o)	2,360	(6)
Goodwill impairment(p)	2,189	—
Gain on warrant liabilities(q)	(4,457)	—
Adjusted EBITDA	$(2,140)	$37,125

(a) Represents the impact of sales tax liability arising from a timing change in the ability to enforce certain contractual terms in arrangements with franchisees.
(b) Represents transaction costs incurred as a part of a reorganization, acquisition-related costs in a business combination, and the issuance of preferred and common shares, including legal, tax, accounting and other professional services.
(c) Represents loss on derivative liabilities associated with the convertible note.
(d) Represents certain legal costs, primarily related to litigation activities and legal settlements.
(e) Represents stock-based compensation of our employees, non-employees and directors.
(f) Represents recruitment expense of executive leadership and essential public-company roles.
(g) Represents concessions made to studios impacted by COVID, including one time COVID-19 related write-offs.
(h) Represents costs incurred as a part of the relocation of certain employees.
(i) Represents costs incurred with launch of new brands.
(j) Represents one-time charitable donation intended to be made in the amount of total PPP loan forgiveness pursuant to the use of proceeds discussed in our IPO prospectus.
(k) Represents costs incurred related to the restructuring performed in July 2022 (see Note 4—Restructuring to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).
(l) Represents impairment charges incurred in the fourth quarter regarding the abandonment of the Flywheel CRM and charges incurred within the Malibu Crew and Avalon House asset groups.
(m) Represents a one-time write-off of debt issuance costs incurred on the Fortress Credit Agreement.
(n) Represents a one-time write-off of certain development deals.
(o) Represents the loss associated with the disposal of a trademark.
(p) Represents an impairment to goodwill.
(q) Represents a gain on the fair value change of the warrant liabilities related to the termination of the Fortress Credit Agreement.

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. As of December 31, 2022 and 2021, there were 1,532 and 1,234 studios, respectively, in our comparable base of franchise studios.

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
•inflationary pressures;
•opening of new studios in the vicinity of existing locations; and
•overall economic trends, particularly those related to consumer spending.

Same Store Sales of our international studios are calculated on a constant currency basis on a studio level, meaning that we translate the current year’s Same Store Sales of our international studios at the same exchange rates used in the prior year. Vive is excluded from Same Store Sales figures.

Fourth Quarter Fiscal 2022 Update and Recent Developments

European Master Franchise Agreement

Effective as of September 30, 2023, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights for F45 in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by Club Sports. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 174 studios previously signed by the Company. Following December 31, 2022, the Company and Club Sports have engaged in discussions regarding a first amendment to the MFA that, among other things, may extend the transition time period during which Club Sports is required to assume franchisor and administrative duties.

Departure of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On November 15, 2022, Chris Payne, Chief Financial Officer and a member of the Board, notified the Company that he was resigning from his positions as Chief Financial Officer and director, effective immediately, to address immediate personal and family matters in Australia. At the time of his resignation, Mr. Payne did not serve on any committees of the Board. Mr. Payne’s resignation was not the result of any disagreement with the Company relating to its operations, policies or practices or with its Board or management. Mr. Payne continued to support the Company in 2022, following his resignation, in an advisory capacity.

On February 13, 2023, the Board appointed Robert Madore as Interim Chief Financial Officer, to serve while the Board conducted a formal search for a permanent Chief Financial Officer. On June 9, 2023, Robert Madore, Interim Chief Financial Officer of the Company, notified the Company that he would be resigning from his position as Interim Chief Financial Officer and would continue in his capacity as Interim Chief Financial Officer to assist the Company during a transition period of 30 days. On July 13, 2023, the Board appointed Patrick Grosso as Interim Chief Financial Officer.

Departure of Interim Chief Executive Officer and Appointment of Chief Executive Officer

On March 29, 2023, the Company announced that Ben Coates would be stepping down from his role as President and Chief Executive Officer of the Company, effective as of March 30, 2023. Mr. Coates subsequently resigned from his position as a member of the Company’s Board on April 27, 2023.

On March 29, 2023, the Board appointed Tom Dowd as President and Chief Executive Officer of the Company, effective as of March 30, 2023.

Appointment of Chief Brand Officer

On March 29, 2023, the Board appointed Mark Wahlberg as Chief Brand Officer of the Company, and Mr. Wahlberg continues to serve as a director of the Company.

New Credit Agreement

On February 14, 2023, the Company entered into a credit agreement (as amended, the “New Credit Agreement”) with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of Kennedy Lewis Investment Management LP (“KLIM”), the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The New Credit Agreement provides for a $90 million, five-and-a-half-year term loan facility (the “Term Loan”) at an original issue discount of 3.00% payable in kind. The proceeds from the Term Loan were used by the Company to pay down $20.1 million of existing indebtedness and accrued interest and fees on its existing credit facility with JPMorgan Chase Bank, N.A., and to pay down other liabilities of the Company and for general corporate purposes. The obligations under the New Credit Agreement are secured by substantially all of the assets of the Company and the Guarantors.

Amounts outstanding under the New Credit Agreement accrue interest at a rate of 12.00% per annum, payable in kind. Upon repayment or acceleration of the Term Loan (including in connection with a change of control), the Company is required to pay an exit fee equal to: (i) 35% of the then-current principal balance of the Term Loan during the first 12 months following closing of the Term Loan; (ii) 25% of the then-current principal balance of the Term Loan during the next 12 months; and (iii) 10% of the then-current principal balance of the Term Loan thereafter.

Third Amendment to Existing Credit Agreement

In connection with the entry into the New Credit Agreement, on February 14, 2023, the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a third amendment (the “Third Amendment”) to the amended and restated credit agreement, dated as of August 13, 2021 (as amended, the “Existing Credit Agreement”). Pursuant to the Third Amendment, certain amendments were made to the terms of the Existing Credit Agreement to permit the execution of the New Credit Agreement. The Third Amendment provides for a $70.0 million senior secured facility, comprised of a $68.0 million term loan and a $2.0 million revolving credit facility, with an interest rate of the Secured Overnight Financing Rate plus 550 basis points per annum, and a two-year term.

Waivers Under Credit Agreements

In connection with the delay by the Company to provide its audited financial statements for the year ended December 31, 2022 and its unaudited financial statements for the first and second quarters of 2023, the Company received waivers under both its New Credit Agreement and Existing Credit

Agreement extending the deadline for its 2022 financial statements to October 20, 2023 and extending the deadline to provide the unaudited financial statements for the quarter ended March 31, 2023 and June 30, 2023 to November 8, 2023. The Company believes it will be in a position to file its quarterly reports for the quarters ended March 31, 2023 and June 30, 2023 by November 8, 2023. If the Company is unable to file its quarterly reports by such dates, it believes that it will be able to obtain a further waiver under the terms of the New Credit Agreement and the Existing Credit Agreement.

Amendment of Letter Agreement

In connection with the entry into the New Credit Agreement, the Company and affiliates of KLIM entered into a letter agreement, dated as of February 14, 2023 (the “Side Letter”), with respect to certain governance matters, including changes to the Company’s Board of Directors and the timing for the appointment of a new Chief Financial Officer. In addition, the Letter Agreement included certain mutual releases between the Company and the lenders under the New Credit Agreement. On April 14, 2023 and subsequently on July 13, 2023, the Company and affiliates of KLIM entered into an Amendment to the Side Letter to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Amendment to Subordinated Credit Agreement

On October 20, 2023 in connection with the Subordinated Credit Agreement, dated as of February 14, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders have agreed to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $41.2 million, upon the same terms as the original loan amount. Approximately $5.0 million of the proceeds will be used to pay down a portion of the loan outstanding under the First Lien Credit Agreement. In addition, the lenders have provided the Company with a delayed draw facility of up to $10.0 million.

Delisting from the NYSE and Anticipated Deregistration from the Exchange Act

On April 3, 2023, the Company received notice from the NYSE indicating the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual due to the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC. On May 16, 2023, the Company received a notice from the NYSE that, as of May 15, 2023, it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period.

In response to such notices and the low trading price of the Company’s common stock, the Company evaluated whether to remain listed or go dark. On August 10, 2023, the Company determined that going dark would be in the best interest of stockholders due to the expected substantial cost savings and the Company’s inability to realize the traditional benefits of public company status. Accordingly, on August 10, 2023, the Board approved the voluntary delisting of the Company’s common stock from the NYSE, the deregistration of the Company’s common stock under Section 12(b) and Section 12(g) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the suspension of the Company’s reporting obligations under Section 15(d) of the Exchange Act. Effective September 5, 2023, (prior to the Company completing the voluntary delisting process), the NYSE delisted the Company’s common stock from the NYSE because, in the opinion of the NYSE, the Company’s stock was no longer suitable for listing based on its “abnormally low” price levels. After the Company has made all necessary SEC filings and is otherwise able to do so, the Company intends to file with the SEC a Form 15 to voluntarily deregister the Company’s common stock under Section 12(g) of the Exchange Act and suspend its reporting obligations under Sections 15(d) of the Exchange Act.

Key Non-GAAP Financial and Operating Metrics

In addition to our consolidated financial statements prepared in accordance with GAAP, we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees, and monitor our business.

Our financial condition and results of operations have been, and will continue to be, affected by a number of important factors, including new Franchises Sold, new studio openings and the number of visits.

The following table sets forth our key performance indicators for the years ended December 31, 2022 and 2021 (dollars in thousands except, net loss per share):

	Year Ended December 31,
	2022	2021 (As Restated)
Net loss	$(178,799)	$(193,465)
Net loss margin	(171.2)%	(154.5)%
Net loss per share	$(1.86)	$(3.21)
System-wide Sales	$518,521	$411,175
System-wide Visits	29,551	26,789
Same Store Sales growth	8.2%	12.1%
New Franchises Sold, net	362	1,057
Total Franchises Sold, end of period	3,663	3,301
Initial Studio Openings, net	351	312
Total Studios, end of period	2,100	1,749
EBITDA	$(131,262)	$(137,961)
Adjusted EBITDA	$(2,140)	$37,125
Adjusted EBITDA margin	(2.0)%	29.6%

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

Monthly franchise fees generally become payable six to twelve months after we and a franchisee execute a franchise agreement, irrespective of whether the franchise has opened their studio. Monthly franchise fees are generally structured as the greater of i) fixed payments of $1,000-$3,000 per month per studio or ii) 7% of monthly gross sales per studio. However, franchises sold earlier in the company’s operations, such as in Australia, primarily have a royalty structure that is a fixed amount per month.

Where charged, brand fund fees generally become payable at opening of the studio. Brand fund fees are generally structured as the greater of i) fixed payments of $200 per month per studio or ii) 2-3% of monthly gross sales per studio.

•Equipment and merchandise revenue: Consists of fees charged by us in exchange for (i) World Packs for new F45 Training studios, which are comprehensive opening packs containing the standardized set of F45-branded fitness equipment and related technology required to operate an F45 Training studio and (ii) subsequent additional and/or replacement equipment and merchandise sales to franchisees including technology, apparel and other fitness-related products. Typically, a portion of the World Pack fee is required to be paid upon the execution of a franchise agreement, with the balance due upon the earlier of: (i) the date the franchisee orders the World Pack; or (ii) six months from the effective date of the franchise agreement. During 2022, the Company began providing short-term financing to select franchisees with payment due upon the earlier of: (i) the opening of the studio; or (ii) twelve months from the date of the order. The franchise agreement mandates all franchisees to order and update new equipment on an annual basis.
Expenses

We primarily incur the following expenses directly related to our cost of revenues:
•Cost of franchise revenue: Consists of direct costs associated with franchise sales, lead generation and the provision of marketing services to our franchisees, including direct marketing costs related to the brand fund. Our Cost of franchise revenue changes primarily based on the number of Total Franchises Sold and Total Studios.

•Cost of equipment and merchandise revenue: Primarily includes the direct costs associated with World Pack equipment as well as additional and replacement equipment and merchandise sales to new and existing franchisees. World Pack costs consist of the cost of the components included in opening packs sold to franchisees, including: (i) gym equipment; (ii) our tech pack (e.g., TVs, F45TV adapters / dongles, heart monitors); and (iii) uniforms and merchandise. Our Cost of equipment and merchandise changes primarily based on the World Pack equipment sales, which is driven by changes in Studios Open. Cost of equipment revenue is reduced by consideration (e.g., rebates) payable by the equipment supplier to the Company, in which the amount is recognized in the consolidated statements of operations and comprehensive loss generally upon delivery of the equipment.

•Selling, general, and administrative expenses: Primarily consists of costs associated with wages and salaries, stock-based compensation expense, depreciation and amortization expenses, bad debt write-offs, and ongoing administrative and franchisee support functions related to our existing franchisees. Wages and salaries and costs related to ongoing administrative and franchisee support functions are primarily associated with brand marketing, fitness programming development and testing, onboarding, technology costs related to development and maintenance of our technology-enabled centralized delivery platform, marketing and promotional activities for the F45 Training brand, and professional expenses.

•Impairment of fixed and long-lived assets: Our impairment of fixed and long-lived assets relates to non-cash impairment charges to long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets within the asset group. In instances in which the recoverability test is not met, an impairment charge is recognized equivalent to the carrying amount of the asset group in excess of its fair value.

•Loss on derivative liabilities, net: Our loss on derivative liabilities, net, relates to a non-cash change in the derivative liabilities’ fair value based on the probability of the IPO event from when the Company entered into the subordinated convertible debt agreement prior to the consummation of the IPO on July 15, 2021.

•Change in fair value - warrant liabilities: Our change in fair value - warrant liabilities relates to change in the fair value of outstanding warrant liabilities as a result of fluctuations in the Company’s stock price and subsequent termination of the Fortress Credit Agreement.

•Other expense (income), net: Our other expense (income), net, primarily relates to fees incurred with the termination of the Fortress Credit Agreement, gain recognized on the termination of lease agreements, and realized and unrealized gains and losses on foreign currency transactions.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended December 31,
	(dollars in thousands)
	2022	2021 (As Restated)
Revenues:
Franchise (Related party: $9,314 and $5,221 for the years ended December 31, 2022 and 2021, respectively)	$72,762	$73,707
Equipment and merchandise (Related party: $3,476 and $11,601 for the years ended December 31, 2022 and 2021, respectively)	31,661	51,513
Total revenues	104,423	125,220
Costs and operating expenses:
Cost of franchise revenue	5,926	5,639
Cost of equipment and merchandise (Related party: $7,362 and $20,019 for the years ended December 31, 2022 and 2021, respectively)	26,649	34,452
Selling, general, and administrative expenses	191,376	180,911
Impairment of fixed and long-lived assets	27,346	—
Total costs and operating expenses	251,297	221,002
Loss from operations	(146,874)	(95,782)
Loss on derivative liabilities, net	—	48,603
Change in fair value - warrant liabilities	(4,457)	—
Interest expense, net	14,983	59,353
Other income, net	(957)	(730)
Loss before income taxes	(156,443)	(203,008)
Provision (benefit) for income taxes	22,356	(9,543)
Net loss	$(178,799)	$(193,465)

Comparison of the years ended December 31, 2022 and 2021

Revenue

Franchise revenue

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Franchise
USA	$46,239	$44,628	$1,611	4%
Australia	12,779	12,877	(98)	(1)
ROW	13,744	16,202	(2,458)	(15)
Total franchise revenue	$72,762	$73,707	$(945)	(1)%

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	328	(4)	38	362	779	124	154	1,057
Total Franchises Sold, end of period	2,038	799	826	3,663	1,710	803	788	3,301
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	654	653	442	1,749	486	616	335	1,437
Initial Studio Openings, net(a)	228	29	94	351	168	37	107	312
Total Studios, end of period	882	682	536	2,100	654	653	442	1,749
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

Total Franchise revenue of $72.8 million for the year ended December 31, 2022 represented a decrease of $0.9 million, or 1%, from $73.7 million for the year ended December 31, 2021. Total Franchises Sold increased by 362, or 11%, from 3,301 as of December 31, 2021 to 3,663 as of December 31, 2022. Total Studios increased by 351, or 20%, from 1,749 as of December 31, 2021 to 2,100 as of December 31, 2022.

The $1.6 million, or 4%, increase in Franchise revenue in the United States for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in the number of franchise sales, increase in studio openings in the United States, and a $1.7 million increase in Franchise revenues related to the launch of the marketing brand fund during August 2022. The amount of Total Franchises Sold in the United States increased by 328, or 19%, from 1,710 Total Franchises Sold as of December 31, 2021 to 2,038 Total Franchises Sold as of December 31, 2022. In addition, the number of Total Studios in the United States increased by 228, or 35%, from 654 Total Studios as of December 31, 2021 to 882 studios as of December 31, 2022.

The $0.1 million, or 1%, decrease in Franchise revenue in Australia for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to $0.7 million of unfavorable foreign currency translation adjustments as a result of weakening of the Australian dollar against the U.S. dollar. The Total Franchises Sold in Australia decreased by four, or less than 1%, as a result of non-renewals and termination of franchise agreements, from 803 Total Franchises Sold as of December 31, 2021 to 799 Total Franchises Sold as of December 31, 2022. The decrease was partially offset an increase in Initial Studio Openings of 29 during the year ended December 31, 2022.

The $2.5 million, or 15%, decrease in Franchise revenue in ROW for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the impact of one-time adjustments related to limited time promotional deals of $1.2 million as described in Note 3—Summary of significant accounting policies, to the consolidated financial statements included in this Report, unfavorable foreign currency translation adjustment as a result of the weakening of the euro, British pound, Singapore dollar, and Canadian dollar against the U.S. dollar of $0.7 million, and the acceleration of recognition of billing credits previously provided during COVID shutdowns for approximately 93 studios for which collection was no longer considered probable of approximately $0.8 million compared to the prior year. The number of New Franchises Sold in ROW decreased by 116, or 75%, from 154 Franchises Sold as of December 31, 2021 to 38 Franchises Sold as of December 31, 2022. In addition, the number of Initial Studio Openings in ROW decreased by 13, or 12%, from 107 studios as of December 31, 2021 to 94 studios as of December 31, 2022.

Equipment and merchandise revenue

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$19,176	$35,911	$(16,735)	(47)%
Australia	3,342	6,630	(3,288)	(50)
ROW	9,143	8,972	171	2
Total equipment and merchandise revenue	$31,661	$51,513	$(19,852)	(39)%

The $16.7 million, or 47%, decrease in Equipment and merchandise revenue in the United States for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in equipment and merchandise deliveries, the majority of which related to the contractual obligations of franchisees under the limited-time promotional offer and multi-unit franchise groups which occurred during 2021, partially offset by purchases from franchisees under development agreements during 2022. The total deliveries of equipment and merchandise decreased by 46, or 14%, from 329 deliveries during the year ended December 31, 2021, to 283 deliveries during the year ended December 31, 2022.

The $3.3 million, or 50%, decrease in Equipment and merchandise revenue in Australia for the year ended December 31, 2022 as compared to the same period in 2021 in Australia was primarily attributable to the decrease in equipment deliveries. The total deliveries of equipment decreased by 14, or 32%, from 44 deliveries during the year ended December 31, 2021, to 30 deliveries during the year ended December 31, 2022.

The $0.2 million, or 2%, increase in Equipment and merchandise revenue in ROW for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to an increase of $0.8 million in World Pack deliveries. The increase in Equipment and merchandise revenue in ROW was offset by a $0.8 million decrease in the delivery of top-up equipment in the year ended December 31, 2022. The total deliveries of equipment and merchandise increased by 49, or 47%, from 105 deliveries during the year ended December 31, 2021, to 154 deliveries during the year ended December 31, 2022. The increase was offset by unfavorable foreign currency translation adjustment as a result of weakening of the euro, British pound, Singapore dollar, and Canadian dollar against the U.S. dollar.

Cost of revenue

Cost of franchise revenue

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Franchise
USA	$4,769	$4,415	$354	8%
Australia	747	756	(9)	(1)%
ROW	410	468	(58)	(12)%
Total cost of franchise revenue	$5,926	$5,639	$287	5%
Percentage of franchise revenue	8%	8%

The $0.4 million, or 8%, increase in Cost of franchise revenue in the United States for the year ended December 31, 2022 as compared to the same period in 2021, was primarily attributable to an increase in pre-open and post-open advertising campaign expenses reflective of an increase in net Initial Studio Openings during the year ended December 31, 2022 of 228 compared to 168 net Initial Studio Openings during the year ended December 31, 2021.

The less than $0.1 million, or 1%, decrease in Cost of franchise revenue in Australia during the year ended December 31, 2022 as compared to the same period in 2021 was attributable to the decrease in pre-open marketing expense in the year ended December 31, 2022 as a result of a decrease in net Initial Studio Openings during the year ended December 31, 2022 of 29 compared to 37 net Initial Studio Openings during the year ended December 31, 2021.

The $0.1 million, or 12%, decrease in Cost of franchise revenue in ROW during the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in marketing expense in the year ended December 31, 2022 as a result of a decrease in net Initial Studio Openings during the year ended December 31, 2022 of 94 compared to 107 net Initial Studio Openings during the year ended December 31, 2021.

Cost of equipment and merchandise revenue

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$14,122	$22,101	$(7,979)	(36)%
Australia	4,009	5,124	(1,115)	(22)%
ROW	8,518	7,227	1,291	18%
Total equipment and merchandise cost of revenue	$26,649	$34,452	$(7,803)	(23)%
Percentage of equipment and merchandise revenue	84%	67%

The $8.0 million, or 36%, decrease in Cost of equipment and merchandise revenue in the United States for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the decrease in equipment and merchandise deliveries.

The $1.1 million, or 22%, decrease in Cost of equipment and merchandise revenue in Australia for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the decrease in equipment and merchandise deliveries.

The $1.3 million, or 18%, increase in the Cost of equipment and merchandise revenue in ROW for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to the increase in equipment and merchandise deliveries.

Selling, general, and administrative expenses

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Selling, general, and administrative expenses	$191,376	$180,911	$10,465	6%
Percentage of revenue	183%	144%

The $10.5 million, or 6%, increase in Selling, general, and administrative expenses during the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to a $18.3 million increase in bad debt write-offs associated with financed World Pack purchases made by franchisees and developers during the fourth quarter of 2021 and first quarter of 2022. The increase in Selling, general, and administrative expenses was also attributable to a $27.7 million increase of payroll related to additional headcount prior to the restructuring performed by the Company during July 2022. The $27.7 million payroll increase includes $9.8 million of associated severance costs incurred for employees impacted by the restructuring and also a $1.0 million impairment of deferred cost due to increased capitalized commissions and payroll costs from the addition of new franchisees. Other contributing factors to the increase in Selling, general, and administrative expenses include a $13.9 million increase in legal and professional fees associated with ongoing legal proceedings, litigation accruals, and fees incurred with third party advisors for general corporate services, a $4.6 million increase in marketing expenses due to ongoing brand awareness, localized brand events, and promoter related expenditures, a $2.4 million increase from the disposal of a trademark, a $2.9 million increase in rent due to the move of our corporate headquarters to Austin, Texas as well as additional rent expense incurred associated with the acquisition of Vive and corporate owned studio space, a $2.6 million increase in state and local taxes, a $1.9 million increase in depreciation and amortization expense mainly related to the amortization of intangible assets resulting from the acquisitions of Flywheel and Vive during July 2021 and October 2021, respectively, a $1.0 million increase in storage costs due to development agreements of which studios have not opened, and a $1.7 million increase in insurance expense as a result of director and officer insurance expenses subsequent to our initial public offering. These costs were offset by a decrease of $66.9 million in stock-based compensation as a result of the acceleration of vesting of certain awards issued in conjunction with our initial public offering in July 2021 issued to brand ambassadors, directors, and certain employees.

Impairment of fixed and long-lived assets

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Impairment of fixed and long-lived assets	$27,346	$—	$27,346	100%

Impairment of fixed and long-lived assets includes $27.3 million of asset write-downs and write-offs during the year ended December 31, 2022. We recognized an impairment loss of $19.8 million on assets acquired from the Flywheel indoor cycling studio business as part of the strategic reassessment of our long-term customer relationship management needs in light of headcount changes and the technical capabilities of existing technology vendors, $4.2 million related to the abandonment of our Boynton Beach lease due to the strategic decision to not pursue as a corporate owned studio space, $2.2 million related to a goodwill impairment of Vive, and $1.0 million related to Vive and the Malibu Crew and Avalon House concepts. No impairments were recorded during the year ended December 31, 2021.

Loss on derivative liabilities

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Loss on derivative liabilities, net	$—	$48,603	$(48,603)	(100)%

On October 6, 2020, we entered into a subordinated convertible debt agreement, or the Convertible Notes, whereby we issued $100.0 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes contained embedded derivatives that required bifurcation and recognition as liabilities in the consolidated balance sheets. The liabilities for these embedded derivatives were measured at fair value as of October 6, 2020.

The $48.6 million loss on derivative liabilities during the year ended December 31, 2021, was attributable to the change in the derivative liabilities’ fair value resulting from the Company’s growing equity value and increasing probability of the IPO event from when the Company entered into the subordinated convertible debt agreement in October 2020 to the consummation of the IPO on July 15, 2021. The embedded derivatives were extinguished in connection with the repayment of the debt upon the IPO.

Change in fair value - warrant liabilities

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Change in fair value - warrant liabilities	$(4,457)	$—	$(4,457)	—%

The $4.5 million decrease in Change in fair value - warrant liabilities during the year ended December 31, 2022 as compared to the same period in 2021 was attributable to the change in the warrant liabilities’ fair value resulting from the decrease in the Company’s share price subsequent to the issuance of the Warrants on May 13, 2022 and the termination of the Fortress Credit Agreement on August 14, 2022. As a result of the termination of the Fortress Credit Agreement, the outstanding warrants were considered terminated as of August 14, 2022, resulting in an extinguishment of the warrant liability.

Interest expense, net

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Interest expense, net	$14,983	$59,353	$(44,370)	(75)%

The $44.4 million, or 75%, decrease in Interest expense, net for the year ended December 31, 2022 compared to the same period in 2021 was primarily attributable to the write off of debt discounts and penalties as a result of the early repayments of indebtedness in connection with the IPO, offset by the write-off of debt issuance costs associated with the Fortress Credit Agreement. The following table reflects the write off of debt discounts and penalties incurred during the year ended December 31, 2022 and 2021 that are included in Interest expense (in thousands):

	Year Ended December 31,
	2022	2021 (As Restated)
Fortress Credit Agreement	$11,546	$—
Subordinated Convertible Debt	—	23,740
Subordinated Second Lien Loan	—	17,497
First Lien Loan	—	241
Total	$11,546	$41,478

Other expense (income), net

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Other income, net	$(957)	$(730)	$(227)	31%

The $0.2 million, or 31%, increase in Other income, net represents realized and unrealized gains and losses on foreign currency transactions during the year ended December 31, 2022. This increase during the year ended December 31, 2022 was primarily attributed to a gain on the termination of the Company’s Boynton office lease of $3.5 million in conjunction with the restructuring performed by the Company in July 2022, partially offset by a $2.5 million costs incurred with the termination of the Fortress Credit Agreement.

Provision (benefit) for income taxes

	Year Ended December 31,		Change
	2022	2021 (As Restated)	$	%
	(dollars in thousands)
Provision (benefit) for income taxes	$22,356	$(9,543)	$31,899	(334)%

The $31.9 million, or 334%, increase in Provision (benefit) for income taxes was primarily driven by the implementation of a full valuation allowance over our domestic and foreign deferred tax assets during the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we held $5.3 million of Cash, cash equivalents, and Restricted cash relating to cash held in term deposits, of which $3.2 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of December 31, 2022, the Company maintained an indefinite reinvestment assertion on any undistributed earnings and profits related to the foreign subsidiaries outside of the United States noting that its foreign operations remain in an E&P deficit.

Due to a lack of liquidity to support our ongoing business, on February 14, 2023, we entered into a new credit agreement (the “New Credit Agreement”) which provided for a $90.0 million, five and a half year term loan facility at an original issue discount of 3.00% payable in kind. Approximately $20.0 million of proceeds of the New Credit Agreement were used to pay down a portion of our existing debt owed and outstanding as of December 31, 2022.

Due to our continued lack of liquidity, on October 20, 2023 in connection with the Subordinated Credit Agreement, dated as of February 14, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders have agreed, subject to the satisfaction of the certain conditions precedent, to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount. Approximately $5.0 million of the proceeds will be used to pay down a portion of the loan outstanding under the First Lien Credit Agreement. In addition, the lenders have agreed, subject to the satisfaction of certain conditions precedent, to provide the Company with a delayed draw facility of up to $10.0 million.

As of December 31, 2022, our material cash requirements include contractual obligations from debt and lease obligations. Refer to Note 12—Debt and Note 18—Commitments and contingencies to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.

We believe that our operating cash flows, proceeds resulting from our New Credit Agreement entered into on February 14, 2023 and October 20, 2023, assuming it becomes effective, and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. However, changes in our forecasted cash flow (including delays in updating our FDD which prevents us from selling new franchises and renewing existing franchise agreements), management planned costs reductions (including our inability to deregister from the SEC) and available funds could have a further negative impact on our future liquidity. To the extent additional funds are necessary to meet our liquidity needs we may seek to sell inventory, enter into new borrowing facility with one or more lenders, increase the borrowings under our existing facilities or reduce our operating expenditures, legal fees, and promotional and professional advisory contracts. However, it is uncertain whether such financing or reductions may be available on favorable terms, or at all. Our ability to meet our operating, investing, and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in “Risk Factors". In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operating or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs.

Cash flow

	Year Ended December 31,
	2022	2021 (As Restated)
	(dollars in thousands)
Net cash used in operating activities	$(98,031)	$(38,024)
Net cash used in investing activities	(10,692)	(35,371)
Net cash provided by financing activities	73,108	85,378
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,055)	1,054
Net change in cash, cash equivalents, and restricted cash	$(36,670)	$13,037

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $98.0 million, which resulted from a net loss of $178.8 million and a net decrease in cash related to changes in operating assets and liabilities of $38.6 million, partially offset for non-cash charges of $119.3 million. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $31.8 million increase in Inventories, a $8.8 million increase in Accounts receivable which increased due to timing of collections from our customers and orders on equipment which we have provided payment terms of up to twelve months, a $4.3 million decrease in Deferred revenue, a $7.7 million increase in Other long-term assets (contract assets), $4.1 decrease in Other long-term liabilities, and a $3.3 million increase in Deferred costs due to increased capitalized commission and payroll costs from the additions of new franchisees, partially offset by a $6.5 million decrease in Other current assets as a result of the change in unbilled receivables, a $12.1 million increase in Accounts payable and accrued expenses, a $1.2 million decrease in Lease liabilities and a $4.6 million decrease in Prepaid expenses. Non-cash charges primarily consisted of a $27.1 million provision for bad debt, $22.4 million for deferred income taxes, $27.3 million for impairment charges, $21.3 million for stock-based compensation expenses, $11.5 million loss on the termination of the Fortress Credit Agreement, $10.2 million for depreciation and amortization expense and $2.4 million for losses on the disposal of long-lived assets, partially offset by a $4.5 million gain on the Change in fair value related to warrant liabilities and $— million gain on the termination of the Company’s Boynton Beach office lease.

Net cash used in operating activities of $38.0 million for the year ended December 31, 2021 was primarily due to net loss of $193.5 million and a net decrease in Cash related to changes in operating assets and liabilities of $37.9 million, offset by non-cash adjustments of $193.4 million. Changes in cash flow related to operating assets and liabilities primarily consisted of $20.4 million increase in Accounts receivable, $16.6 million increase in Other long-term assets (contract assets), $9.9 million increase in Prepaid expenses, and $6.1 million increase in Inventories, $8.5 million increase in Other current assets, $3.6 million increase in Deferred costs, primarily offset by an $8.7 million increase in Deferred revenue, $16.3 million increase in Accounts payable and accrued expenses, $1.2 million increase in Income taxes payable, and $0.9 million increase in Other long-term liabilities. The increase in our accounts receivable was primarily driven by the increase in sales volume as our network began recovering from the COVID-19 pandemic and equipment sales and related rebates receivable in 2022. The corresponding increase in Other long-term assets (contract assets) was a result of a reduction in our invoicing and billing to franchisees whose studios were impacted by the pandemic during the year ended December 31, 2021. The increase in Prepaid expenses was primarily due to the $4.0 million of prepayment for marketing services under the promotional agreement and $2.9 million of prepayment on an insurance premium during the year ended December 31, 2021. We increased our inventory in response to the increase in franchisee signings and in anticipation of the supply chain issue arising from the COVID-19 pandemic. The increase in our Deferred costs was driven by our success in continuing to sign new franchisees during the period. The increase in Accounts payable and accrued expenses was primarily driven by the increase in inventory purchases and recognition of $4.2 million of liability-based stock awards in connection with the IPO that was paid during the three months ended March 31, 2022. The increase in Other long-term liabilities was primarily due to the $4.7 million of deferred rent associated with the lease on our corporate headquarters offset by a $4.2 million reclassification of stock-based compensation expenses from Other long-term liabilities to Accounts payable and accrued expenses. Non-cash adjustments primarily consisted of stock-based compensation of $88.2 million, loss on derivative liabilities of $48.6 million, a $8.7 million provision for bad debt, accretion and write off of debt discount of $31.6 million, in which $28.4 million relates to early repayments of indebtedness in connection with the IPO, and prepayment penalty included in interest of $13.0 million.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2022 of $10.7 million resulted primarily from purchases of property and equipment of $6.5 million, primarily related to our Austin headquarters and build-out of corporate studio space, purchases of intangible assets of $4.2 million primarily related to internal-use software development costs and trademark protection costs.

Net cash used in investing activities for the year ended December 31, 2021 of $35.4 million, consisted of asset purchases of Flywheel CRM software and Flywheel brand names of $25.0 million, acquisition of Vive of $3.7 million, net purchases of property and equipment of $3.5 million primarily related to leasehold improvements made to the new headquarter office in Austin, Texas, and purchases of intangible assets of $3.2 million primarily related to the implementation of the new Enterprise Resource Planning, or ERP, system and patent and trademark registrations.

Net cash provided by financing activities

Net cash provided by financing activities of $73.1 million for the year ended December 31, 2022 was primarily due to borrowings under our Revolving Facility of $88.1 million to provide cash to fund purchases and deposits placed on equipment and working capital. The net change in cash provided by financing activities was partially offset by $11.8 million of tax withholding on Restricted Stock Unit (RSU) settlements, and $3.2 million in deferred financing costs paid related to the Fortress Credit Agreement which was terminated during the third quarter of 2022.

Net cash provided by financing activities of $85.4 million for the year ended December 31, 2021 primarily consisted of proceeds from issuance of common stock of $277.8 million, net of offering costs, during the IPO, offset by repayments of debt facilities of $184.4 million in connection with the IPO, $7.0 million of repayment on the Term Facility prior to the settlement upon the consummation of the IPO, and $1.0 million of payments on debt issuance costs in connection with the modification of the Revolving Facility.

Contractual obligations and commitments

Contractual obligations and commitments as of December 31, 2022, consisted of debt, letters of credit, and lease obligations. Refer to Note 12—Debt and Note 18—Commitments and contingencies to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the contractual obligations related to our debt and operating leases, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2022, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations and standby letters of credit. See Note 18—Commitments and contingencies to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these guaranties.

Restatement of Unaudited Interim Condensed Consolidated Financial Statements

As further described in Note 2—Restatement of Previously Issued Consolidated Financial Statements to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, the Company restated its consolidated financial statements as of and for the year ended December 31, 2021. The restatement adjustments similarly impact the unaudited interim condensed consolidated financial statements for each of the interim periods within the year ended December 31, 2022. In lieu of filing amended quarterly reports on Form 10-Q for the three months ended March 31, 2022 (restated), the three and six months ended June 30, 2022 (restated) and the three and nine months ended September 30, 2022 (restated), quarterly financial data as restated for these periods is included in this Annual Report on Form 10-K in the tables that follow. This information has been prepared on the same basis as the consolidated financial statements. The related adjustments to the unaudited quarterly financial information resulting from similar adjustments discussed in Note 2 are also presented below.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts and share data)

	As Restated
	March 31, 2022	June 30, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$13,992	$8,476	$16,676
Restricted cash	—	2,582	66
Accounts receivable, net	33,794	26,243	20,021
Due from related parties	2,739	3,029	1,058
Inventories	19,689	32,398	42,914
Deferred costs	1,985	1,957	1,826
Prepaid expenses	32,705	19,716	9,620
Other current assets	8,629	9,248	8,535
Total current assets	113,533	103,649	100,716
Property and equipment, net	8,870	10,805	10,546
Deferred tax assets, net	21,372	3,179	2,717
Goodwill	4,614	4,386	4,133
Intangible assets, net	28,921	28,636	28,342
Deferred costs, net of current	12,148	11,784	10,647
Other long-term assets	34,911	46,293	36,332
Total assets	$224,369	$208,732	$193,433

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$49,595	$52,667	$55,931
Deferred revenue	17,828	15,635	16,615
Interest payable	174	287	382
Current portion of long-term debt	—	—	37
Income taxes payable	7,704	7,993	7,177
Total current liabilities	75,301	76,582	80,142
Deferred revenue, net of current	3,865	3,437	1,908
Long-term debt	31,600	61,600	88,351
Warrant liabilities	—	3,192	—
Other long-term liabilities	14,370	11,355	9,553
Total liabilities	125,136	156,166	179,954
Stockholders’ equity
Common stock, $0.00005 par value as of March 31, 2022, June 30, 2022 and September 30, 2022 and 95,682,833, 96,491,418, and 97,315,803 shares issued and outstanding as of March 31, 2022, June 30, 2022 and September 30, 2022, respectively.	6	6	6
Additional paid-in capital	655,405	663,599	672,898
Accumulated other comprehensive (loss) income	2,167	(1,032)	(3,126)
Accumulated deficit	(383,625)	(435,287)	(481,579)
Less: Treasury stock	(174,720)	(174,720)	(174,720)
Total stockholders' equity	99,233	52,566	13,479
Total liabilities and stockholders' equity	$224,369	$208,732	$193,433

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	As Restated
	Three Months Ended March 31, 2022	Three Months Ended June 30, 2022	Three Months Ended September 30, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Franchise	$19,860	$19,109	$18,642	$38,969	$57,611
Equipment and merchandise	9,528	8,592	9,272	18,120	27,392
Total revenues	29,388	27,701	27,914	57,089	85,003
Costs and operating expenses:
Cost of franchise revenue	1,307	1,743	1,533	3,050	4,583
Cost of equipment and merchandise	7,113	9,092	7,213	16,205	23,418
Selling, general and administrative expenses	32,116	51,926	53,608	84,042	137,650
Total costs and operating expenses	40,536	62,761	62,354	103,297	165,651
Loss from operations	(11,148)	(35,060)	(34,440)	(46,208)	(80,648)
Change in fair value - warrant liabilities	—	(1,265)	(3,192)	(1,265)	(4,457)
Interest expense, net	126	696	12,620	822	13,442
Other expense (income), net	622	(1,291)	2,412	(669)	1,743
Loss before income taxes	(11,896)	(33,200)	(46,280)	(45,096)	(91,376)
Provision for income taxes	2,418	18,462	12	20,880	20,892
Net loss	$(14,314)	$(51,662)	$(46,292)	$(65,976)	$(112,268)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	1,016	(3,199)	$(2,094)	(2,183)	(4,277)
Comprehensive loss	$(13,298)	$(54,861)	$(48,386)	$(68,159)	$(116,545)

Per share data:
Net loss per share
Basic and diluted	$(0.15)	$(0.54)	$(0.48)	$(0.69)	$(1.17)

Shares used in computing net loss per share
Basic and diluted	95,709,671	95,917,556	97,100,453	95,814,188	96,245,149

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	As Restated
	Three Months Ended March 31, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022
Cash flows from operating activities
Net loss	$(14,314)	$(65,976)	$(112,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	286	602	912
Amortization of intangible assets	888	1,834	2,895
Amortization of deferred costs	626	1,682	3,032
Accretion and write-off of debt discount	—	329	263
Bad debt expense	1,464	6,680	11,308
Stock-based compensation	2,073	4,221	11,504
In-kind marketing	57	—	—
Provision for inventories	(52)	(73)	(79)
Deferred income taxes	—	17,722	21,279
Loss (gain) on disposal of property and equipment	—	—	565
Change in fair value - warrant liabilities	—	(1,265)	(4,457)
Loss on termination of Fortress financing facility	—	—	14,046
Unrealized foreign currency transaction (losses) gains	360	(957)	(1,461)
Other	—	—	38
Impairment expense	—	—	131
Changes in operating assets and liabilities:
Due from related parties	(294)	(592)	(626)
Accounts receivable, net	(12,498)	(12,006)	(9,437)
Inventories	(9,262)	(22,238)	(32,904)
Prepaid expenses	(20,085)	(7,128)	2,886
Other current assets	(6,197)	(7,425)	(4,650)
Deferred costs	(806)	(1,752)	(2,279)
Other long-term assets	(5,375)	(3,642)	(5,711)
Accounts payable and accrued expenses	10,278	14,296	17,761
Deferred revenue	(774)	(2,832)	(2,760)
Interest payable	(104)	—	—
Income taxes payable	2,490	2,603	(1,358)
Other long-term liabilities	5,405	2,025	1,130
Net cash used in operating activities	(45,834)	(73,892)	(90,240)
Cash flows from investing activities
Purchases of property and equipment	(2,117)	(4,728)	(6,079)
Purchases of intangible assets	(1,296)	(1,923)	(2,995)
Net cash used in investing activities	(3,413)	(6,651)	(9,074)
Cash flows from financing activities
Borrowings under revolving facility	31,600	61,600	87,946
Taxes paid related to net share settlement of equity awards	(10,991)	(10,991)	(11,423)
Deferred financing costs	—	(454)	(3,176)
Net cash provided by financing activities	20,609	50,155	73,347
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	626	(558)	705
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,012)	(30,946)	(25,262)
Cash and cash equivalents at beginning of period		42,004	42,004
Cash, cash equivalents, and restricted cash at beginning of period	42,004	42,004	42,004
Cash and cash equivalents at end of period	13,992	8,476	16,676
Restricted cash at end of period	—	2,582	66
Cash, cash equivalents, and restricted cash at end of period	$13,992	$11,058	$16,742

The following tables present the restatement adjustments as further described in Note 2—Restatement of Previously Issued Consolidated Financial Statements to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, to correct errors in the Company’s previously issued unaudited interim condensed consolidated financial statements for each of the interim periods within the year ended December 31, 2022. In lieu of filing amended quarterly reports on Form 10-Q for the three months ended March 31, 2022 (restated), the three and six months ended June 30, 2022 (restated) and the three and nine months ended September 30, 2022 (restated), quarterly financial data as restated for these periods is included in this Annual Report on Form 10-K in the tables that follow.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands, except share amounts and share data)

	March 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$13,992	$—	$13,992
Accounts receivable, net	45,200	(11,406)	33,794
Due from related parties	2,739	—	2,739
Inventories	16,622	3,067	19,689
Deferred costs	2,021	(36)	1,985
Prepaid expenses	32,724	(19)	32,705
Other current assets	18,442	(9,813)	8,629
Total current assets	131,740	(18,207)	113,533
Property and equipment, net	8,870	—	8,870
Deferred tax assets, net	22,755	(1,383)	21,372
Goodwill	4,614	—	4,614
Intangible assets, net	28,921	—	28,921
Deferred costs, net of current	12,476	(328)	12,148
Other long-term assets	27,246	7,665	34,911
Total assets	$236,622	$(12,253)	$224,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$38,519	$11,076	$49,595
Deferred revenue	10,452	7,376	17,828
Interest payable	174	—	174
Income taxes payable	12,144	(4,440)	7,704
Total current liabilities	61,289	14,012	75,301
Deferred revenue, net of current	3,865	—	3,865
Long-term debt, net of current	31,600	—	31,600
Other long-term liabilities	13,717	653	14,370
Total liabilities	110,471	14,665	125,136
Stockholders’ equity
Common stock, $0.00005 par value; 95,682,833 shares issued and outstanding as of March 31, 2022	6	—	6
Additional paid-in capital	655,405	—	655,405
Accumulated other comprehensive income	1,509	658	2,167
Accumulated deficit	(356,049)	(27,576)	(383,625)
Less: Treasury stock	(174,720)	—	(174,720)
Total stockholders' equity	126,151	(26,918)	99,233
Total liabilities and stockholders' equity	$236,622	$(12,253)	$224,369

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands, except share amounts and share data)

	June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,476	$—	$8,476
Restricted cash	2,582	—	2,582
Accounts receivable, net	40,376	(14,133)	26,243
Due from related parties	3,029	—	3,029
Inventories	36,251	(3,853)	32,398
Deferred costs	1,992	(35)	1,957
Prepaid expenses	19,716	—	19,716
Other current assets	19,061	(9,813)	9,248
Total current assets	131,483	(27,834)	103,649
Property and equipment, net	10,805	—	10,805
Deferred tax assets, net	22,066	(18,887)	3,179
Goodwill	4,386	—	4,386
Intangible assets, net	28,636	—	28,636
Deferred costs, net of current	12,097	(313)	11,784
Other long-term assets	36,588	9,705	46,293
Total assets	$246,061	$(37,329)	$208,732

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$48,190	$4,477	$52,667
Deferred revenue	7,544	8,091	15,635
Interest payable	287	—	287
Income taxes payable	14,990	(6,997)	7,993
Total current liabilities	71,011	5,571	76,582
Deferred revenue, net of current	3,437	—	3,437
Long-term debt	61,600	—	61,600
Warrant liabilities	3,192	—	3,192
Other long-term liabilities	10,947	408	11,355
Total liabilities	150,187	5,979	156,166
Stockholders’ equity
Common stock, $0.00005 par value; 96,491,418 shares issued and outstanding as of June 30, 2022	6	—	6
Additional paid-in capital	663,599	—	663,599
Accumulated other comprehensive (loss) income	(2,036)	1,004	(1,032)
Accumulated deficit	(390,975)	(44,312)	(435,287)
Less: Treasury stock	(174,720)	—	(174,720)
Total stockholders' equity	95,874	(43,308)	52,566
Total liabilities and stockholders' equity	$246,061	$(37,329)	$208,732

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands, except share amounts and share data)

	September 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$16,676	$—	$16,676
Restricted cash	66	—	66
Accounts receivable, net	33,937	(13,916)	20,021
Due from related parties	1,058	—	1,058
Inventories	53,745	(10,831)	42,914
Deferred costs	1,861	(35)	1,826
Prepaid expenses	9,620	—	9,620
Other current assets	18,348	(9,813)	8,535
Total current assets	135,311	(34,595)	100,716
Property and equipment, net	10,546	—	10,546
Deferred tax assets, net	10,145	(7,428)	2,717
Goodwill	4,405	(272)	4,133
Intangible assets, net	28,342	—	28,342
Deferred costs, net of current	10,946	(299)	10,647
Other long-term assets	26,330	10,002	36,332
Total assets	$226,025	$(32,592)	$193,433

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$60,189	$(4,258)	$55,931
Deferred revenue	6,828	9,787	16,615
Interest payable	382	—	382
Current portion of long-term debt	37	—	37
Income taxes payable	16,712	(9,535)	7,177
Total current liabilities	84,148	(4,006)	80,142
Deferred revenue, net of current	1,908	—	1,908
Long-term debt	88,351	—	88,351
Other long-term liabilities	9,191	362	9,553
Total liabilities	183,598	(3,644)	179,954
Stockholders’ equity
Common stock, $0.00005 par value, 97,315,803 shares issued and outstanding as of September 30, 2022	6	—	6
Additional paid-in capital	672,898	—	672,898
Accumulated other comprehensive (loss) income	(4,772)	1,646	(3,126)
Accumulated deficit	(450,985)	(30,594)	(481,579)
Less: Treasury stock	(174,720)	—	(174,720)
Total stockholders' equity	42,427	(28,948)	13,479
Total liabilities and stockholders' equity	$226,025	$(32,592)	$193,433

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$19,860	$—	$19,860
Equipment and merchandise	30,148	(20,620)	9,528
Total revenues	50,008	(20,620)	29,388
Costs and operating expenses:
Cost of franchise revenue	1,231	76	1,307
Cost of equipment and merchandise	10,943	(3,830)	7,113
Selling, general and administrative expenses	32,090	26	32,116
Total costs and operating expenses	44,264	(3,728)	40,536
Loss from operations	5,744	(16,892)	(11,148)
Loss on derivative liabilities, net	—	—	—
Interest expense, net	126	—	126
Other expense, net	570	52	622
Income (loss) before income taxes	5,048	(16,944)	(11,896)
Provision for income taxes	2,536	(118)	2,418
Net income (loss)	$2,512	$(16,826)	$(14,314)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	906	110	1,016
Comprehensive income (loss)	$3,418	$(16,716)	$(13,298)

Per share data:
Earnings (loss) per share
Basic and diluted	$0.03	$(0.18)	$(0.15)

Shares used in computing earnings per share
Basic	95,709,671	—	95,709,671
Diluted	96,687,283	(977,612)	95,709,671

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	Three Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$19,109	$—	$19,109
Equipment and merchandise	10,924	(2,332)	8,592
Total revenues	30,033	(2,332)	27,701
Costs and operating expenses:
Cost of franchise revenue	1,690	53	1,743
Cost of equipment and merchandise	8,679	413	9,092
Selling, general and administrative expenses	52,828	(902)	51,926
Total costs and operating expenses	63,197	(436)	62,761
Loss from operations	(33,164)	(1,896)	(35,060)
Change in fair value - warrant liabilities	(1,265)	—	(1,265)
Interest expense, net	696	—	696
Other income, net	(1,184)	(107)	(1,291)
Loss before income taxes	(31,411)	(1,789)	(33,200)
Provision for income taxes	3,515	14,947	18,462
Net loss	$(34,926)	$(16,736)	$(51,662)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	(3,545)	346	(3,199)
Comprehensive loss	$(38,471)	$(16,390)	$(54,861)

Per share data:
Net loss per share
Basic and diluted	$(0.36)	$(0.18)	$(0.54)

Shares used in computing net loss per share
Basic and diluted	95,917,556	—	95,917,556

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	Three Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$18,565	$77	$18,642
Equipment and merchandise	10,762	(1,490)	9,272
Total revenues	29,327	(1,413)	27,914
Costs and operating expenses:
Cost of franchise revenue	1,469	64	1,533
Cost of equipment and merchandise	7,950	(737)	7,213
Selling, general and administrative expenses	53,913	(305)	53,608
Total costs and operating expenses	63,332	(978)	62,354
Loss from operations	(34,005)	(435)	(34,440)
Change in fair value - warrant liabilities	(3,192)	—	(3,192)
Interest expense, net	12,620	—	12,620
Other expense (income), net	2,567	(155)	2,412
Loss before income taxes	(46,000)	(280)	(46,280)
Provision for income taxes	14,010	(13,998)	12
Net loss	$(60,010)	$13,718	$(46,292)

Other comprehensive loss
Unrealized loss on equipment, net of tax	—	—	—
Foreign currency translation adjustment, net of tax	(2,736)	642	(2,094)
Comprehensive loss	$(62,746)	$14,360	$(48,386)

Per share data:
Net loss per share
Basic and diluted	$(0.62)	$0.14	$(0.48)

Shares used in computing net loss per share
Basic and diluted	97,100,453	—	97,100,453

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$38,969	$—	$38,969
Equipment and merchandise	41,072	(22,952)	18,120
Total revenues	80,041	(22,952)	57,089
Costs and operating expenses:
Cost of franchise revenue	2,921	129	3,050
Cost of equipment and merchandise	19,622	(3,417)	16,205
Selling, general and administrative expenses	84,918	(876)	84,042
Total costs and operating expenses	107,461	(4,164)	103,297
Loss from operations	(27,420)	(18,788)	(46,208)
Change in fair value - warrant liabilities	(1,265)	—	(1,265)
Interest expense, net	822	—	822
Other income, net	(614)	(55)	(669)
Loss before income taxes	(26,363)	(18,733)	(45,096)
Provision for income taxes	6,051	14,829	20,880
Net loss	$(32,414)	$(33,562)	$(65,976)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	(2,639)	456	(2,183)
Comprehensive loss	$(35,053)	$(33,106)	$(68,159)

Per share data:
Net loss per share
Basic and diluted	$(0.34)	$(0.35)	$(0.69)

Shares used in computing net loss per share
Basic and diluted	95,814,188	—	95,814,188

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share amounts and share data)

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$57,534	$77	$57,611
Equipment and merchandise	51,834	(24,442)	27,392
Total revenues	109,368	(24,365)	85,003
Costs and operating expenses:
Cost of franchise revenue	4,390	193	4,583
Cost of equipment and merchandise	27,572	(4,154)	23,418
Selling, general and administrative expenses	138,831	(1,181)	137,650
Total costs and operating expenses	170,793	(5,142)	165,651
Loss from operations	(61,425)	(19,223)	(80,648)
Change in fair value - warrant liabilities	(4,457)	—	(4,457)
Interest expense, net	13,442	—	13,442
Other expense (income), net	1,953	(210)	1,743
Loss before income taxes	(72,363)	(19,013)	(91,376)
Provision for income taxes	20,061	831	20,892
Net loss	$(92,424)	$(19,844)	$(112,268)

Other comprehensive loss
Unrealized loss on equipment, net of tax	—	—	—
Foreign currency translation adjustment, net of tax	(5,375)	1,098	(4,277)
Comprehensive loss	$(97,799)	$(18,746)	$(116,545)

Per share data:
Net loss per share
Basic and diluted	$(0.96)	$(0.21)	$(1.17)

Shares used in computing net loss per share
Basic and diluted	96,245,149	—	96,245,149

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$2,512	$(16,826)	$(14,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	286	—	286
Amortization of intangible assets	888	—	888
Amortization of deferred costs	626	—	626
Bad debt expense	1,464	—	1,464
Stock-based compensation	2,073	—	2,073
In-kind marketing	57	—	57
Provision for inventories	(52)	—	(52)
Unrealized foreign currency transaction gains	381	(21)	360
Changes in operating assets and liabilities:
Due from related parties	(294)	—	(294)
Accounts receivable, net	(16,413)	3,915	(12,498)
Inventories	(4,160)	(5,102)	(9,262)
Prepaid expenses	(20,085)	—	(20,085)
Other current assets	(12,498)	6,301	(6,197)
Deferred costs	(1,194)	388	(806)
Other long-term assets	(8,068)	2,693	(5,375)
Accounts payable and accrued expenses	1,963	8,315	10,278
Deferred revenue	3,527	(4,301)	(774)
Interest payable	(104)	—	(104)
Income taxes payable	3,149	(659)	2,490
Other long-term liabilities	952	4,453	5,405
Net cash used in operating activities	(44,990)	(844)	(45,834)
Cash flows from investing activities
Purchases of property and equipment	(2,117)	—	(2,117)
Purchases of intangible assets	(1,296)	—	(1,296)
Net cash used in investing activities	(3,413)	—	(3,413)
Cash flows from financing activities
Borrowings under revolving facility	31,600	—	31,600
Taxes paid related to net share settlement of equity awards	(10,991)	—	(10,991)
Net cash provided by financing activities	20,609	—	20,609
Effect of exchange rate changes on cash and cash equivalents	(218)	844	626
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,012)	—	(28,012)
Cash and cash equivalents at beginning of period	42,004	—	42,004
Cash and cash equivalents at end of period	$13,992	$—	$13,992

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(32,414)	$(33,562)	$(65,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	602	—	602
Amortization of intangible assets	1,834	—	1,834
Amortization of deferred costs	1,682	—	1,682
Accretion and write-off of debt discount	329	—	329
Bad debt expense	6,680	—	6,680
Stock-based compensation	4,221	—	4,221
Deferred income taxes	217	17,505	17,722
Change in fair value - warrant liabilities	(1,265)	—	(1,265)
Unrealized foreign currency transaction gains	(957)		(957)
Provision for inventories	(73)	—	(73)
Changes in operating assets and liabilities:
Due from related parties	(592)	—	(592)
Accounts receivable, net	(18,991)	6,985	(12,006)
Inventories	(24,093)	1,855	(22,238)
Prepaid expenses	(7,128)	—	(7,128)
Other current assets	(13,332)	5,907	(7,425)
Deferred costs	(956)	(796)	(1,752)
Other long-term assets	(4,969)	1,327	(3,642)
Accounts payable and accrued expenses	9,354	4,942	14,296
Deferred revenue	(420)	(2,412)	(2,832)
Income taxes payable	5,759	(3,156)	2,603
Other long-term liabilities	288	1,737	2,025
Net cash used in operating activities	(74,224)	332	(73,892)
Cash flows from investing activities
Purchases of property and equipment	(4,728)	—	(4,728)
Purchases of intangible assets	(1,923)	—	(1,923)
Net cash used in investing activities	(6,651)	—	(6,651)
Cash flows from financing activities
Borrowings under revolving facility	61,600	—	61,600
Taxes paid related to net share settlement of equity awards	(10,991)	—	(10,991)
Deferred financing costs	(454)	—	(454)
Net cash provided by financing activities	50,155	—	50,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(226)	(332)	(558)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,946)	—	(30,946)
Cash and cash equivalents at beginning of period	42,004	—	42,004
Cash, cash equivalents, and restricted cash at beginning of period	42,004	—	42,004
Cash and cash equivalents at end of period	8,476	—	8,476
Restricted cash at end of period	2,582	—	2,582
Cash, cash equivalents, and restricted cash at end of period	$11,058	$—	$11,058

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(92,424)	$(19,844)	$(112,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	912	—	912
Amortization of intangible assets	2,895	—	2,895
Amortization of deferred costs	3,032	—	3,032
Accretion and write-off of debt discount	263	—	263
Bad debt expense	11,308	—	11,308
Stock-based compensation	11,504	—	11,504
Deferred income taxes	11,672	9,607	21,279
Loss (gain) on disposal of property and equipment	565	—	565
Change in fair value - warrant liabilities	(4,457)	—	(4,457)
Loss on termination of Fortress financing facility	14,046	—	14,046
Provision for inventories	—	(79)	(79)
Unrealized foreign currency transaction (losses) gains	(1,461)	—	(1,461)
Other	(41)	79	38
Impairment expense	131	—	131
Changes in operating assets and liabilities:
Due from related parties	(626)	—	(626)
Accounts receivable, net	(16,359)	6,922	(9,437)
Inventories	(41,793)	8,889	(32,904)
Prepaid expenses	2,886	—	2,886
Other current assets	(12,907)	8,257	(4,650)
Deferred costs	(2,620)	341	(2,279)
Other long-term assets	(6,460)	749	(5,711)
Accounts payable and accrued expenses	24,545	(6,784)	17,761
Deferred revenue	(1,042)	(1,718)	(2,760)
Income taxes payable	7,891	(9,249)	(1,358)
Other long-term liabilities	(437)	1,567	1,130
Net cash used in operating activities	(88,977)	(1,263)	(90,240)
Cash flows from investing activities
Purchases of property and equipment	(6,079)	—	(6,079)
Purchases of intangible assets	(2,995)	—	(2,995)
Net cash used in investing activities	(9,074)	—	(9,074)
Cash flows from financing activities
Borrowings under revolving facility	87,946	—	87,946
Taxes paid related to net share settlement of equity awards	(11,423)	—	(11,423)
Deferred financing costs	(3,176)	—	(3,176)
Net cash provided by financing activities	73,347	—	73,347
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(558)	1,263	705
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,262)	—	(25,262)
Cash and cash equivalents at beginning of period	42,004	—	42,004
Cash, cash equivalents, and restricted cash at beginning of period	42,004	—	42,004
Cash and cash equivalents at end of period	16,676	—	16,676
Restricted cash at end of period	66	—	66
Cash, cash equivalents, and restricted cash at end of period	$16,742	$—	$16,742

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their useful lives, the valuation and recognition of stock-based compensation expense, and accounting for income taxes. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Franchise revenue

Our primary performance obligation under the franchise agreement is granting certain exclusive rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a defined territory. This performance obligation is a right to access our intellectual property, which is satisfied ratably over the term of the franchise agreement. Earlier franchise agreements had an initial term of three years while more recent agreements have an initial term of five years. Franchise agreements may also include options to renew the agreement. Renewal fees are generally recognized over the renewal term for the respective agreement from the start of the renewal period. With our approval, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

Our arrangements have no material financing elements as there is no difference between the promised consideration and the cash selling price. Additionally, we have assessed that a significant amount of the costs incurred under the contractual performance obligation are incurred up-front. We do not include significant financing components in our contracts.

Franchise revenue consists primarily of upfront establishment fees, monthly franchise fees, advertising brand fund fees, and other franchise-related fees. The upfront establishment fee is payable by the franchisee upon signing a new franchise agreement and monthly franchise and related fees are payable throughout the term of the franchise license. Historically, franchisees have paid a fixed monthly franchise fee. For new franchisees, the franchise fee is based on the greater of a fixed monthly franchise fee or a percentage of franchise sales. Advertising brand fund fees are calculated as a percentage of monthly franchise sales and due monthly. Amounts collected for advertising brand fund fees must be spent on advertising, marketing, and other related activities. These brand fund fees represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement. As a result, these variable fees, such as percentage-based franchise fees and brand fund fees, are not estimated at the inception of our franchise agreement and instead recognized as revenue when invoiced, which occurs monthly. Brand fund fees are restricted to be used only for advertising and promotional activities to benefit the franchise; however, we have determined there are no performance obligations associated with brand fund contributions that are separate from the granting of certain exclusive rights to the Company’s intellectual property.

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

Equipment and merchandise revenue

We require our franchisees to purchase fitness and technology equipment (the World Pack) directly from us and payment is generally required to be made prior to the placement of the franchisees’ orders. Generally, each unit of equipment is considered a performance obligation. Occasionally, we provide short-term financing to select franchisees with payment due upon the earlier of: (i) the opening of the studio; or (ii) twelve months from the date of the order. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the franchisee or a destination provided by the franchisee, which is when the franchisee obtains physical possession of the goods, legal title has transferred, assessment of collectability is deemed as probable, and the franchisee has all risks and rewards of ownership. The franchisees are typically charged for all freight costs incurred for the delivery of equipment. We recognizes equipment revenue on a gross basis as management has determined the Company is the principal in a majority of its equipment revenue transactions as the Company controls its proprietary equipment prior to delivery to the franchisee, has pricing discretion over the goods, and has primary responsibility to fulfill the franchisee order through its direct third-party

We are the agent in a limited number of equipment and merchandise revenue transactions where the franchisee interacts directly with third-party vendors for which we receive a fee on sales directly from the vendor

We historically have accounted for fulfillment of World Pack equipment and merchandise required to be purchased as part of opening of a studio as a single performance obligation because transfer of control of equipment and merchandise occurred simultaneously at delivery to the studio. Beginning in the fourth quarter of 2021, as a result of franchisees accepting delivery via third party storage facilities and an increase in the timing between the delivery of separate World pack components, we determined that transfer of control was no longer occurring simultaneously and no longer met the criteria to recognize as one performance obligation and instead are recognized individually at each point in time transfer of control occurs.

Allocation of transaction price

Our contracts include multiple performance obligations—typically the franchise license, exercise equipment, technology equipment, marketing materials, merchandise and material rights for discounted renewal fees. Judgment is required to determine the standalone selling price for these performance obligations. We do not sell the franchise license or World Pack equipment on a stand-alone basis (our contracts with customers almost always include both performance obligations), as such the standalone selling price of the performance obligations are not directly observable on a stand-alone basis. Accordingly, we estimate the standalone selling prices using available information including the prices charged for each performance obligation within its contracts with customers in the relevant geographies and market conditions. Individual standalone selling prices are estimated for each geographic location, primarily the United States, Australia, and ROW, due to the unique market conditions of those performance obligations in each region.

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
Impairment of fixed and long-lived assets

We assess potential impairments to our long-lived assets, which include property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded total impairment charges of $27.3 million during the year ended December 31, 2022 and is included in Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss. There were no impairment charges recorded on long-lived assets during the year ended December 31, 2021.

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

We perform our annual impairment test for our indefinite-lived intangible asset during the fourth quarter of the calendar year. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangible asset has been impaired. During the fourth quarter of 2022, the Company determined that the fair value of our indefinite-lived intangible asset was less than the carrying value and recognized an impairment loss of $2.1 million, which is included in Selling, General and Administrative expenses in the consolidated statements of operations and comprehensive loss. No impairment of our indefinite-lived intangible asset was recorded during the year ended December 31, 2021.

Business combination

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Valuation methods include, but are not limited to, multi-period excess earnings for customer contracts, relief from royalty methods for brand names, and replacement cost for software. Such methods are widely accepted valuation techniques, which inherently use critical assumptions such as future revenue growth rates, royalty rates, and discount rates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Stock-based compensation

Our stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to our employees, directors, and consultants, including stock options (“SOs”), restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Stock-based compensation cost is measured at the grant date, based on the fair value of the award. We estimate the fair value of stock-based payment awards subject to both performance and market conditions on the date of grant using a Monte Carlo simulation model. Stock-based compensation cost for awards whose vesting is subject to the occurrence of both a performance condition and market condition is recognized immediately at the time the performance condition is achieved. Liability-classified awards are accounted at fair value at the grant date and remeasured at each reporting period until the awards are settled. In determining the valuation, we have utilized the valuation report prepared by third-party valuation specialists, as well as any significant internal and external events occurring subsequent to the report that may impact the fair value of the awards. Forfeitures are accounted for as they occur by reversing compensation cost for unvested awards in the period in which they are forfeited. Estimates used in our valuation of stock-based compensation are highly complex and subjective.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within provision (benefit) for income taxes.

Recent accounting pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position, see the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Jumpstart Our Business Startups Act of 2012

We have chosen to apply the provision of the Jumpstart Our Business Startups (“JOBS”) Act that permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2022, we had Cash, cash equivalents, and Restricted cash of $5.3 million deposited with major financial institutions, which consisted of bank deposits. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

Our operating results are subject to risk from interest rate fluctuations on the outstanding borrowings under our Senior Credit Agreement. Our revolving line of credit bears interest at a variable rate, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2022, we had $88.1 million of variable rate debt outstanding under our Senior Credit Agreement. An increase of 100 basis points in the effective interest rate on our outstanding debt as of December 31, 2022 would result in an increase in interest expense of approximately $0.9 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

During the year ended December 31, 2022, loss from operations would have decreased or increased approximately $1.2 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of F45 Training Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F45 Training Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2021 financial statements have been restated to correct misstatements. Our opinion is not modified with respect to this matter.

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
October 20, 2023

We have served as the Company's auditor since 2019.

F45 Training Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)

	December 31, 2022	December 31, 2021 (As Restated)

Assets
Current assets:
Cash and cash equivalents	$5,265	$42,004
Restricted cash	69	—
Accounts receivable, net	9,929	22,218
Due from related parties, net	1,669	2,442
Inventories	42,497	10,289
Deferred costs	1,886	1,887
Prepaid expenses	7,850	12,706
Other current assets	6,279	10,179
Total current assets	75,444	101,725
Lease right-of-use asset	14,258	—
Property and equipment, net	10,035	5,645
Deferred tax assets, net	—	21,334
Goodwill	2,145	4,614
Intangible assets, net	6,262	28,446
Deferred costs, net of current	10,916	11,871
Other long-term assets	23,646	22,364
Total assets	$142,706	$195,999

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$48,485	$34,750
Other current liabilities	2,559	—
Deferred revenue	15,929	14,981
Interest payable	384	276
Current portion of long-term debt	106	—
Income taxes payable	5,102	5,303
Total current liabilities	72,565	55,310
Deferred revenue, net of current	2,980	7,385
Lease liabilities, net of current portion	17,184	—
Long-term debt, net of current	88,341	—
Other long-term liabilities	4,548	13,233
Total liabilities	185,618	75,928
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity
Common stock, $0.00005 par value; 96,705,318 and 95,806,063 shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	5
Additional paid-in capital	681,338	662,946
Accumulated other comprehensive (loss) income	(1,426)	1,151
Accumulated deficit	(548,110)	(369,311)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' (deficit) equity	(42,912)	120,071
Total liabilities and stockholders' (deficit) equity	$142,706	$195,999

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)

	Year Ended December 31,
	2022	2021 (As Restated)
Revenues:
Franchise (Related party: $9,314 and $5,221 for the years ended December 31, 2022 and 2021, respectively)	$72,762	$73,707
Equipment and merchandise (Related party: $3,476 and $11,601 for the years ended December 31, 2022 and 2021, respectively)	31,661	51,513
Total revenues	104,423	125,220
Costs and operating expenses:
Cost of franchise revenue	5,926	5,639
Cost of equipment and merchandise (Related party: $7,362 and $20,019 for the years ended December 31, 2022 and 2021, respectively)	26,649	34,452
Selling, general, and administrative expenses	191,376	180,911
Impairment of fixed and long-lived assets	27,346	—
Total costs and operating expenses	251,297	221,002
Loss from operations	(146,874)	(95,782)
Loss on derivative liabilities, net	—	48,603
Change in fair value - warrant liabilities	(4,457)	—
Interest expense, net	14,983	59,353
Other income, net	(957)	(730)
Loss before income taxes	(156,443)	(203,008)
Provision (benefit) for income taxes	22,356	(9,543)
Net loss	$(178,799)	$(193,465)

Other comprehensive income (loss):
Unrealized gain on interest rate swap, net of tax	$—	$196
Reclassification to interest expense from interest rate swap	—	464
Unrealized loss on equipment, net of tax	—	—
Foreign currency translation adjustment, net of tax	(2,577)	1,473
Comprehensive loss	$(181,376)	$(191,332)

Per share data:
Net loss per common share
Basic and diluted	$(1.86)	$(3.21)

Weighted average common shares outstanding
Basic and diluted	96,363,343	60,195,201

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock				Common Stock				Additional Paid-In Capital		Treasury Stock		Accumulated Other Comprehensive (Loss) Income		Accumulated Deficit		Total Stockholders' (Deficit) Equity
	Shares		Amount		Shares		Amount
Balance as of December 31, 2020	9,854,432		$98,544		29,281,514		$1		$11,456		$(174,720)		$(982)		$(175,846)		$(340,091)
Conversion of convertible preferred stock into common stock upon initial public offering	(9,854,432)		(98,544)		27,368,102		1		98,543		—		—		—		98,544
Conversion of convertible notes into common stock upon initial public offering	—		—		14,847,066		1		191,517		—		—		—		191,518
Stock-based compensation	—		—		—		—		83,677		—		—		—		83,677
Issuance of common stock pursuant to initial public offering, net of underwriting commissions and discounts and offering costs of $5.8 million	—		—		19,057,889		1		277,754		—		—		—		277,755
Restricted stock units vested but not yet issued	—		—		5,251,492		1		(1)		—		—		—		—
Net loss (as restated)	—		—		—		—		—		—		—		(193,465)		(193,465)
Unrealized gain on interest rate swap, net of tax	—		—		—		—		—		—		196		—		196
Reclassification to interest expense from interest rate swap	—		—		—		—		—		—		464		—		464
Cumulative translation adjustment, net of tax (as restated)	—		—		—		—		—		—		1,473		—		1,473
Balance as of December 31, 2021 (As Restated)	—		$—		95,806,063		$5		$662,946		$(174,720)		$1,151		$(369,311)		$120,071
Stock-based compensation	—		—		—		—		14,096		—		—		—		14,096
Exercise of warrants	—		—		346,192		—		4,460		—		—		—		4,460
Restricted stock awards vested	—		—		114,667		—		—		—		—		—		—
Issuance of common stock related to settlement of RSUs	—		—		876,920		—		—		—		—		—		—
Issuance of common stock related to promotional agreement	—		—		914,692		1		11,602		—		—		—		11,603
Shares withheld related to net share settlement of equity awards	—		—		(1,353,216)		—		(11,766)		—		—		—		(11,766)
Net loss	—		—		—		—		—		—		—		(178,799)		(178,799)
Unrealized loss on equipment, net of tax	—		—		—		—		—		—		—		—		—
Cumulative translation adjustment, net of tax	—		—		—				—		—		(2,577)		—		(2,577)
Balance as of December 31, 2022	$—	$—	$—	$—	$96,705	$—	$6	$—	$681,338	$—	$(174,720)	$—	$(1,426)	$—	$(548,110)	$—	$(42,912)

The accompanying notes are an integral part of these consolidated financial statements.

F45 Training Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021 (As Restated)
Cash flows from operating activities
Net loss	$(178,799)	$(193,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,312	396
Amortization of intangible assets	4,621	2,753
Amortization of deferred costs	4,265	2,545
Accretion and write-off of debt discount	—	31,585
Bad debt expense	27,052	8,746
Stock-based compensation	21,324	88,231
Deferred income taxes	22,392	(14,456)
Loss (gain) on disposal of long-lived assets	2,360	(6)
Non-cash lease cost	2,414	—
Change in fair value - warrant liabilities	(4,457)	—
Prepayment penalty included in interest expense	—	13,034
PPP loan forgiveness	(2)	(2,063)
Loss on termination of Fortress Credit Agreement	11,546	—
Loss on derivative liabilities, net	—	48,603
Provision for inventories	(55)	155
Paid-in kind interest accrual	—	12,851
Unrealized foreign currency transaction (losses) gains	(775)	1,009
Impairment of fixed and long-lived assets	27,346	—
Changes in operating assets and liabilities:
Due from related parties	320	(42)
Accounts receivable, net	(8,837)	(20,367)
Inventories	(31,825)	(6,140)
Prepaid expenses	4,629	(9,857)
Other current assets	6,458	(8,474)
Deferred costs	(3,303)	(3,553)
Other long-term assets	(7,714)	(16,554)
Accounts payable and accrued expenses	12,090	16,252
Deferred revenue	(4,345)	8,668
Interest payable	—	29
Income taxes payable	(709)	1,158
Other long-term liabilities	(4,092)	938
Lease liabilities	$(1,247)	$—
Net cash used in operating activities	$(98,031)	$(38,024)
Cash flows from investing activities
Purchases of property and equipment	(6,516)	(3,454)
Acquisition of Flywheel	—	(25,033)
Acquisition of Vive	—	(3,695)
Purchases of intangible assets	(4,176)	(3,189)
Net cash used in investing activities	$(10,692)	$(35,371)
Cash flows from financing activities

	Year Ended December 31,
	2022	2021 (As Restated)
Borrowings under revolving facility	88,089	—
Proceeds from issuance of Common stock, net of offering costs	—	277,753
Repayment of 1st Lien Loan	—	(33,688)
Repayment of 2nd Lien Loan	—	(137,443)
Prepayment premium on 2nd Lien Loan	—	(13,034)
Taxes paid related to net share settlement of equity awards	(11,759)	—
Deferred financing costs	(3,176)	(1,012)
Repayment on equipment loan	(46)	—
Repayment of revolving facility	—	(7,000)
Repayment of Vive's debt	—	(198)
Net cash provided by financing activities	$73,108	$85,378
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,055)	1,054
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,670)	13,037
Cash and cash equivalents at beginning of period	42,004	28,967
Restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at beginning of period	42,004	28,967
Cash and cash equivalents at end of period	5,265	42,004
Restricted cash at end of period	69	—
Cash, cash equivalents, and restricted cash at end of period	$5,334	$42,004

Supplemental disclosures of cash flow information
Cash paid, net, for lease liabilities	$2,573	$—
Interest paid	$3,031	$14,903
Income taxes paid	327	2,479
Supplemental disclosure of noncash financing and investing activities:
Conversion of convertible debt and derivative liabilities into common stock	$—	$191,518
Conversion of convertible preferred stock into common stock	—	98,544
Property and equipment included in accounts payable and accrued expenses	548	—
Intangible assets included in accounts payable and accrued expenses	345	—
Deferred financing costs incurred pursuant to issuance of liability warrants	8,917	—
Reduction in liability warrant related to exercise of put option via net share settlement	4,460	—
Deferred financing costs included in accounts payable and accrued expenses	2,224	—
Assumption of note payable in exchange for intangible and other current assets	405	—
Operating lease ROU assets obtained in exchange for operating lease liabilities	6,162	—

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

Transaction with MWIG LLC (“MWIG”)

On March 15, 2019, MWIG, a special purpose private investment fund vehicle led by FOD Capital LLC, a family office investment fund, and Mark Wahlberg, made a minority preferred investment in the Company. On March 15, 2019, F45 Training Holdings, MWIG and Flyhalf Acquisition Company Pty Ltd, a newly incorporated wholly-owned, indirect subsidiary of F45 Training Holdings, entered into a Share Purchase Agreement (“SPA”) with F45 Aus Hold Co Pty Ltd (“F45 Aus Hold Co”) and its existing stockholders pursuant to which F45 Training Holdings became the ultimate parent of F45 Aus Hold Co and its subsidiaries. Upon the consummation of the transaction with MWIG, the existing stockholders and MWIG held 72.5% and 27.5% ownership interests, respectively, in the Company and, its wholly-owned subsidiaries. On December 30, 2020, MWIG converted 1,145,568 shares of preferred stock of the Company into 3,181,514 shares of common stock of the Company and sold those shares of common stock to affiliates of L1 Capital Fund, an Australian based global fund manager. See Note 19—Convertible preferred stock and stockholders' (deficit) equity for further discussion.

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

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisee and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is wholly owned by Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 10% of the Company’s outstanding common stock, and its related affiliates, and has the right to designate a member of the Company’s board of directors. As of December 31, 2022, no activity has occurred through FAFC.

Basis of presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements reflect all normal recurring adjustments which are considered necessary for the fair presentation of the financial position of the Company as of December 31, 2022 and 2021. All intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities (“VIE”) in which it is the primary beneficiary and has a controlling financial interest, which is defined as (i) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company has determined it possesses a variable interest in certain franchisee entities to which the Company provides a lease guaranty or financing (see Note 18—Commitments and contingencies) but lacks the characteristics of having a controlling financial interest. As our franchisee entities provide our franchisee the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. The Company, therefore, is not deemed to be the primary beneficiary for these franchise entities and, as a result, does not include them in the Company’s consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Key estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition; allowance for doubtful accounts; depreciation of long-lived assets; valuation of acquired assets and liabilities assumed as part of a business combination; internally developed software; amortization of intangible assets; impairment of long-lived assets, goodwill, and intangible assets; valuation of inventory; fair value of derivative instruments, warrant liabilities, and valuation of stock-based compensation; and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company currently funds its operations primarily from cash on hand, credit facilities and operating cash flow. The Company has historically incurred losses and negative cash flows from operations. The Company’s forecast for the twelve months from the date of these financial statements could result in the possibility of insufficient resources to meet its ongoing obligations and maintain compliance with the minimum liquidity requirement of $10.0 million in its credit agreement. The Company has determined that these circumstances represent conditions regarding the Company’s ability to continue as a going concern before consideration of management’s plans.

In response to these conditions, the Company plans to obtain additional financing and implement the following to reduce the demands on future Company resources: i) eliminate costs associated with being a public registrant with the Securities and Exchange Commission (SEC) by the filing of Form-15; and ii) manage the cash flows associated with non-recurring expenditures, including legal fees, certain professional services fees, and others. The Company has filed a Form 25 with the Securities and Exchange Commission on August 25, 2023 to effect the voluntary withdrawal of the listing of its common stock from the NYSE and the deregistration of its common stock under Section 12(b) of the Exchange Act, and has the intent and ability to file Form 15 as soon as practicable after the outstanding filings with the SEC have been filed. Additionally management believes that they will be successful in limiting the non-recurring expenditures and managing the timing of such expenditures for at least twelve months from the date these financial statements are issued. As a result, the Company’s management believes that the Company will be able to continue as a going concern for at least twelve months from the date these financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2—Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2021, management identified errors in previously issued financial statements, as described below. As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 2021 have been restated from amounts previously reported.

Description of Restatement Errors

The errors identified are as follows:

a.Equipment and merchandise revenue - The Company prematurely recognized Equipment and merchandise revenue before the criteria under Accounting Standards Codification (“ASC”) 606 had been met. In particular, errors resulted from incorrect conclusions regarding (i) the identification and recognition of performance obligations for customer contracts and (ii) the assessment of criteria of a contract under ASC 606. The restatement resulted in a change in the timing of the recognition of revenue and deferred revenue until such transactions meet all the criteria for revenue recognition. The impact of this error to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021, is a decrease to Equipment and merchandise revenue of $8.4 million, of which $4.7 million was a decrease in Equipment and merchandise revenue from related parties. The impact to the consolidated balance sheet as of December 31, 2021, is an increase to Other long-term liabilities of $0.6 million and Deferred revenue current of 7.5 million and a decrease to Accounts receivable, net of $0.3 million.
b.Cost of equipment and merchandise - The associated Cost of equipment and merchandise for each equipment and merchandise revenue sales order was also recognized in the incorrect period. The impact of this error to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 is a decrease to Cost of equipment and merchandise of $0.1 million and a decrease in Selling, general and administrative expenses of $0.9 million. The $0.1 million decrease in Cost of equipment and merchandise includes a decrease of $4.1 million in gym equipment, offset by a $4.0 million increase in freight charges, all of which are classified as related party Cost of equipment and merchandise, The impact to the consolidated balance sheet as of December 31, 2021 is a decrease to Accounts payable and accrued expenses of $3.0 million and Inventories of $2.0 million.
c.Vendor rebate - The Company prematurely recognized a $6.1 million rebate received from a vendor. The impact of this error to the consolidated statement of operations is an increase in Cost of equipment and merchandise by $6.1 million. The impact to the consolidated balance sheet as of December 31, 2021 is a decrease to Accounts receivable by $6.1 million.
d.Income taxes - The Company recalculated its income tax expense on an annual and quarterly basis to account for the identified restatement adjustments. Restatements impacting book income and various asset and liability accounts had no net effect on deferred taxes or tax expense due to the Company’s position of losses and resulting valuation allowance on its deferred tax assets. The impact of this adjustment to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021, is an increase to benefit for income tax of $2.5 million. The impact to the consolidated balance sheet as of December 31, 2021 is a decrease to Deferred tax assets, net and Income taxes payable of $1.4 million and $4.3 million respectively.
e.Other errors - There are other restatement errors otherwise not described in items (a) through (d) of this note. These errors and related restatement adjustments include:
•Correction to record sales tax receivable of $1.2 million;
•Correction to unbilled receivables and accrued sales tax of $0.7 million;
•Correction from Accounts receivable, net to Other long-term assets of $0.4 million;
•Correction to record accruals not previously recorded of $0.3 million;

•Correction from Other current assets to Inventory for less than $0.1 million;
•Correction to reverse duplication of revenue recorded for deliveries occurred of $0.4 million;
•Correction from Selling, general and administrative expenses to Cost of franchise revenue of $0.2 million;
•Correction to record payroll tax not previously recorded of $0.2 million; and
•Correction from Other expense (income), net to Selling, general and administrative expenses of less than $0.1 million.

The following tables present the impact of the restatement to amounts previously reported.

CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts and share data)

	December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$42,004	$—		$42,004
Accounts receivable, net	27,788	(5,570)	a, c, e	22,218
Due from related parties	2,442	—		2,442
Inventories	12,300	(2,011)	b, e	10,289
Deferred costs	1,887	—		1,887
Prepaid expenses	12,706	—		12,706
Other current assets	9,515	664	e	10,179
Total current assets	108,642	(6,917)		101,725
Property and equipment, net	5,645	—		5,645
Deferred tax assets, net	22,716	(1,382)	d	21,334
Goodwill	4,614	—		4,614
Intangible assets, net	28,446	—		28,446
Deferred costs, net of current	11,871	—		11,871
Other long-term assets	21,960	404	e	22,364
Total assets	$203,894	$(7,895)		$195,999

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$36,594	$(1,844)	b, e	$34,750
Deferred revenue	7,137	7,844	a, e	14,981
Interest payable	276	—		276
Income taxes payable	9,624	(4,321)	d	5,303
Total current liabilities	53,631	1,679		55,310
Deferred revenue, net of current	7,385	—		7,385
Other long-term liabilities	12,605	628	a	13,233
Total liabilities	73,621	2,307		75,928
Stockholders’ equity
Common stock, $0.00005 par value; 95,806,063 shares issued and outstanding as of December 31, 2021	5	—		5
Additional paid-in capital	662,946	—		662,946
Accumulated other comprehensive income	603	548	a, b, c, d, e	1,151
Accumulated deficit	(358,561)	(10,750)	a, b, c, d. e	(369,311)
Less: Treasury stock	(174,720)	—		(174,720)
Total stockholders' equity	130,273	(10,202)		120,071
Total liabilities and stockholders' equity	$203,894	$(7,895)		$195,999

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)

	Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Revenues:
Franchise	$73,707	$—		$73,707
Equipment and merchandise	60,315	(8,802)	a, e	51,513
Total revenues	134,022	(8,802)		125,220
Costs and operating expenses:
Cost of franchise revenue	5,435	204	e	5,639
Cost of equipment and merchandise	28,458	5,994	b, c	34,452
Selling, general and administrative expenses	182,667	(1,756)	b, e	180,911
Total costs and operating expenses	216,560	4,442		221,002
Loss from operations	(82,538)	(13,244)		(95,782)
Loss on derivative liabilities, net	48,603	—		48,603
Interest expense, net	59,353	—		59,353
Other income, net	(722)	(8)	e	(730)
Loss before income taxes	(189,772)	(13,236)		(203,008)
Benefit for income taxes	(7,057)	(2,486)	d	(9,543)
Net loss	$(182,715)	$(10,750)		$(193,465)

Other comprehensive loss
Unrealized gain on interest rate swap, net of tax	196	—		196
Reclassification to interest expense from interest rate swaps	464	—		464
Foreign currency translation adjustment, net of tax	925	548	a, b, c, d, e	1,473
Comprehensive loss	$(181,130)	$(10,202)		$(191,332)

Loss per share
Net loss per common share
Basic and diluted	$(3.04)	$(0.17)		$(3.21)

Shares used in computing earnings per share
Basic and diluted	60,195,201	—		60,195,201

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities
Net loss	$(182,715)	$(10,750)	a, b, c, d, e	$(193,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	396	—		396
Amortization of intangible assets	2,753	—		2,753
Amortization of deferred costs	2,545	—		2,545
Accretion and write-off of debt discount	31,585	—		31,585
Bad debt expense	8,746	—		8,746
Stock-based compensation	88,154	77	e	88,231
Gain on disposal of property and equipment	(6)	—		(6)
Prepayment penalty included in interest expense	13,034	—		13,034
Paycheck Protection Program loan forgiveness	(2,063)	—		(2,063)
Loss on derivative liabilities	48,603	—		48,603
Provision for inventories	155	—		155
Paid-in kind interest accrual	12,851	—		12,851
Deferred income taxes	(16,109)	1,653	d	(14,456)
Unrealized foreign currency transaction gains	1,009	—		1,009
Changes in operating assets and liabilities:
Due from related parties	(42)	—		(42)
Accounts receivable, net	(25,522)	5,155	a, c, e	(20,367)
Inventories	(8,225)	2,085	b, e	(6,140)
Prepaid expenses	(9,857)	—		(9,857)
Other current assets	(7,787)	(687)	e	(8,474)
Deferred costs	(3,553)	—		(3,553)
Other long-term assets	(16,668)	114	e	(16,554)
Accounts payable and accrued expenses	13,527	2,725	b, e	16,252
Deferred revenue	817	7,851	a, e	8,668
Interest payable	29	—		29
Income taxes payable	6,010	(4,852)	d	1,158
Other long-term liabilities	4,605	(3,667)	a	938
Net cash used in operating activities	(37,728)	(296)		(38,024)
Cash flows from investing activities
Purchases of property and equipment	(3,454)	—		(3,454)
Acquisition of Flywheel	(25,033)	—		(25,033)
Acquisition of Vive	(3,695)	—		(3,695)
Purchases of intangible assets	(3,189)	—		(3,189)
Net cash used in investing activities	(35,371)	—		(35,371)
Cash flows from financing activities
Proceeds from issuance of Common stock, net of offering costs	277,753	—		277,753
Repayment of 1st Lien Loan	(33,688)	—		(33,688)
Repayment of 2nd Lien Loan	(137,443)	—		(137,443)
Prepayment premium on 2nd Lien Loan	(13,034)	—		(13,034)
Deferred offering costs	(1,012)	—		(1,012)
Repayment of Revolving Facility	(7,000)	—		(7,000)
Repayment of Vive's debt	(198)	—		(198)
Net cash provided by financing activities	85,378	—		85,378
Effect of exchange rate changes on cash and cash equivalents	758	296		1,054
Net increase in cash and cash equivalents	13,037	—		13,037
Cash and cash equivalents at beginning of period	28,967	—		28,967
Cash and cash equivalents at end of period	$42,004	$—		$42,004

Note 3—Summary of significant accounting policies

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable is primarily comprised of amounts owed to the Company resulting from fees due from franchisees. The Company evaluates its Accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on historical collections and specific review of outstanding accounts receivable. Accounts receivable due greater than one year from the balance sheet date are included in Other long-term assets. Accounts receivable are written off as uncollectible when it is determined that further collection efforts will be unsuccessful.

The change in allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Balance at beginning of the year	$8,132	$5,746
Provisions for bad debts, included in Selling, general and administrative	27,052	8,746
Uncollectible receivables written off	(19,141)	(6,360)
Balance at end of the year	$16,043	$8,132

None of the Company’s customers accounted for more than 10% of the Company’s gross Accounts receivable as of December 31, 2022 and 2021.

No customer accounted for more than 10% of the Company’s revenues for the year ended December 31, 2022. One customer accounted for $15.5 million, or 12%, of the Company’s total revenues for the year ended December 31, 2021.

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

Property and equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Refer to Note 6—Property and equipment, net for useful lives of property and equipment. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repair costs are expensed in the period incurred. Expenditures for purchases and improvements that extend the useful lives of property and equipment are capitalized and depreciated over the term of the lease or useful life of the equipment. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, the Company recognized impairment charges of $0.8 million to its property and equipment. The impairment charges are included within Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss. See Note 6—Property and equipment, net for additional information related to these impairment charges.

Business combination

The Company includes the results of operations of the businesses that the Company acquires as of the acquisition date. The Company allocates the consideration transferred for the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions, including projections of future events and operating performance. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

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

The recoverability of software development costs capitalized under ASC 350-40 is evaluated in accordance with the methodology noted within the “Impairment of long-lived assets, goodwill, and intangible assets” section below. When, in management’s estimate, future cash flows will be insufficient to recover previously capitalized costs, the Company expenses these capitalized costs to Selling, general and administrative expenses in the period such a determination is made.

Goodwill, trade names and trademarks that have an indefinite life are not amortized, but are tested annually for impairment, or more frequently if impairment indicators arise, as described below.

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

Goodwill is tested annually on October 1 for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired. Generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, the Company then estimates the fair value of the related reporting unit. If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value.

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

If impairment indicators arise with respect to finite-lived intangible assets, the Company evaluates impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the Company estimates the fair value of the asset and compares the estimated fair value to the intangible asset’s carrying value. The Company recognizes any shortfall from carrying value as an impairment loss in the current period.

Legal contingencies

In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome, and when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss.

Warrant liabilities

The Company entered into a credit agreement, dated May 13, 2022 (the “Fortress Credit Agreement”), with a newly created subsidiary of the Company, F45 SPV Finance Company, LLC as “Borrower” and Fortress Credit Group (“Fortress”), as administrative agent, collateral agent, and lender, consisting of a $150.0 million (the “Maximum Committed Amount”) seven-year credit facility (the “New Facility”). In connection with the Fortress Credit Agreement, on May 13, 2022, the Company issued (i) immediately exercisable warrants (“Immediately Exercisable Warrants”) to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock with an exercise price of $16.00 per share of the Company’s common stock, subject to adjustment as defined within the warrant purchase agreement, and (ii) warrants that will become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any warrant is issued) have been drawn under the Fortress Credit Agreement (“50% Utilization Warrants” and together with the Immediately Exercisable Warrants, the “Warrants”) (the date a 50% Utilization Warrant becomes exercisable upon reaching required utilization levels under the New Facility, a “Vesting Date”) to purchase up to 1.25% of the fully diluted shares of common stock as of the Vesting Date. The Fortress Credit Agreement was terminated on

August 14, 2022. See Note 12—Debt for more information related to the Fortress Credit Agreement and its subsequent termination. See Note 14—Warrant liabilities for additional information related to the Warrants.

The Company accounts for its Immediately Exercisable Warrants and the 50% Utilization Warrants as defined above and in Note 14—Warrant liabilities under the provisions of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”). ASC 480 requires the recording of certain liabilities at their fair value. Changes in the fair value of these liabilities are recognized in earnings. The Company determined the fundamental transaction provisions required the warrants to be accounted for as a liability at fair value on the date of the transaction, with changes in fair value recognized in earnings in the period of change. On May 17, 2022, the holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of common stock.

Revenue from contracts with customers

The Company’s contracts with customers are typically comprised of multiple performance obligations, including exclusive franchise rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a specific territory (franchise agreements), a right to discounted renewals of the franchise agreements (both reflected in Franchise revenue in the consolidated statements of operations and comprehensive loss) and Equipment and merchandise. Taxes collected from customers and remitted to government authorities are recorded on a net basis.

Franchise revenue

The Company’s primary performance obligation under the franchise agreement is granting certain exclusive rights to access the Company’s intellectual property to operate an F45 Training-branded fitness facility in a defined territory. This performance obligation is a right to access the Company’s intellectual property, which is satisfied ratably over the term of the franchise agreement. Most agreements have an initial term of five years. Franchise agreements may also include options to renew the agreement. Renewal fees are generally recognized over the renewal term for the respective agreement from the start of the renewal period. With the Company’s approval, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

The Company’s arrangements have no material financing elements as there is no difference between the promised consideration and the cash selling price. Additionally, the Company has assessed that a significant amount of the costs incurred under the contractual performance obligation are incurred up-front. The Company does not include significant financing components in its contracts.

Franchise revenue consists primarily of upfront establishment fees, monthly franchise fees, advertising brand fund fees, and other franchise-related fees. The upfront establishment fee is payable by the franchisee upon signing a new franchise agreement and monthly franchise and related fees are payable throughout the term of the franchise license. Historically, franchisees have paid a fixed monthly franchise fee. For nearly all new franchisees, the franchise fee is based on the greater of a fixed monthly franchise fee or a percentage of franchise sales. Advertising brand fund fees are calculated as a percentage of monthly franchise sales and due monthly. Amounts collected for advertising brand fund fees must be spent on advertising, marketing, and other related activities. These brand fund fees represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.

The Company operates approximately 6 corporate-owned locations as of December 31, 2022. Membership revenues were deemed immaterial to the consolidated financial statements and included in Franchise revenues during the years ended December 31, 2022 and 2021.

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

Equipment and merchandise revenue

The Company requires its franchisees to purchase fitness and technology equipment (the “World Pack”) directly from the Company and payment is typically required to be made prior to the placement of the franchisees’ orders. During 2022, the Company began providing short-term financing to select franchisees with payment due upon the earlier of: (i) the opening of the studio; or (ii) twelve months from the date of the order. Revenue is recognized upon transfer of control of ordered items, generally, upon delivery to the franchisee or a destination provided by the franchisee, which is when the franchisee obtains physical possession of the goods, legal title has transferred, assessment of collectability is deemed as probable, and the franchisee has all risks and rewards of ownership. The franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within Equipment and merchandise revenue and freight costs are recorded within Cost of equipment and merchandise revenue. The Company had accounted for fulfillment of World Pack and merchandise required to be purchased as part of opening of a studio as a single performance obligation as transfer of control at delivery to the studio occurs simultaneously. Beginning in the fourth quarter of 2021, as a result of franchisees accepting delivery via third party storage facilities the Company determined that performance obligations related to the point in time transfer of the World Pack were no longer being satisfied simultaneously. As a result, the Company determined the performance obligations no longer met the criteria to recognize as one performance obligation and instead are recognized individually as each point in time transfer of control occurs.

The Company is the principal in a majority of its equipment revenue transactions as the Company controls its proprietary equipment prior to delivery to the franchisee, has pricing discretion over the goods, and has primary responsibility to fulfill the franchisee order through its direct third-party vendor.

The Company is the agent in a limited number of equipment and merchandise revenue transactions where the franchisee interacts directly with third-party vendors for which the Company receives a fee on sales directly from the vendor.

Allocation of transaction price

The Company’s contracts include multiple performance obligations—typically the franchise license, exercise equipment, technology equipment, marketing materials, merchandise and discounted renewal fees. Judgment is required to determine the standalone selling price for these performance obligations. The Company does not sell the franchise license or World Pack equipment on a stand-alone basis (the Company’s contracts with customers almost always include both performance obligations), as such the standalone selling price of the performance obligations are not directly observable on a stand-alone basis. Accordingly, the Company estimates the standalone selling prices using available information including the prices charged for each performance obligation within its contracts with customers in the relevant geographies and market conditions. Individual standalone selling prices are estimated for each geographic location, primarily the United States, Australia and ROW, due to the unique market conditions of those performance obligations in each region.

Contract assets

Contract assets primarily consist of unbilled revenue where the Company is utilizing the costs incurred as the measure of progress of satisfying the performance obligation over time. When the contract price is invoiced, the related unbilled receivable is reclassified to trade Accounts receivable, where the balance will be settled upon the collection of the invoiced amount. The unbilled receivable represents the amount expected to be billed and collected for services performed through period end in accordance with contract terms. The unbilled contract assets are principally the result of a number of multi-unit franchise agreements executed during 2021 and credits provided to studios impacted by the COVID-19 pandemic. As of December 31, 2022 and 2021, the Company had contract assets of $5.2 million and $4.3 million, respectively, in Other current assets, and $11.1 million and $18.4 million, respectively, in Other long-term assets. These contract assets are subject to impairment assessment. During the years ended December 31, 2022 and 2021, the Company recognized $1.2 million and $1.7 million, respectively, of impairment charges with respect to these assets within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Deferred costs

Deferred costs consist of incremental costs to obtain (e.g., commissions) and fulfill (e.g., payroll costs) a contract with a franchisee. Both the incremental costs to obtain and fulfill a contract with a franchisee are capitalized and amortized on a straight-line basis over the expected period if the Company expects to recover those costs. The Company reviews existing franchisee contract terminations and, where terminations are identified, the associated contract and fulfillment costs are fully impaired. As of December 31, 2022 and 2021, the Company had $12.8 million and $13.8 million, respectively, of Deferred costs to obtain and fulfill contracts with franchisees. During the years ended December 31, 2022 and 2021, the Company recognized $4.3 million and $2.5 million, respectively, in amortization of these Deferred costs, inclusive of impairment charges noted below. The amortization of these costs is included in Selling, general and administrative expenses for Costs to obtain a contract and Cost of franchise revenue for costs to fulfill a contract in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company recognized $3.8 million and $0.8 million, respectively, of impairment charges with respect to these assets within Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company’s United States subsidiary, F45 Training, Inc., operates in various states within the United States which require the Company to defer collection of certain fees (“the Deferred States”), including the initial establishment fees, until certain criteria are met as specified by state and local requirements. In Deferred States, the Company concluded that the deferred establishment fees represent variable consideration as receipt was subject to uncertainty due to a lack of experience with contracts requiring deferral of establishment fees and uncertainty on the length of timing between inception of an agreement and the opening of a studio. As a result, establishment fees were excluded from the transaction price upon signing of the franchise agreements within the Deferred States. The Company re-evaluates the transaction price on its Deferred States franchise agreements if there is a significant change in facts and circumstances at the end of each reporting period. During the three months ended June 30, 2021, the Company increased the transaction price of the Deferred States contracts by $1.7 million because of an enhanced history of franchise agreements and collections history on Deferred States franchise agreements, as well as a review of post-COVID payment and collection history for similar franchisees, resulting in the recognition of an additional $1.3 million in revenue during the year ended December 31, 2021

Advertising

Advertising and marketing costs are expensed as incurred. For the years ended December 31, 2022 and 2021, advertising expenses included in Selling, general and administrative expenses totaled $16.7 million and $16.5 million, respectively.

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

Foreign currency

The functional currency for the Company is the United States dollar. The Company has determined all other international subsidiaries’ functional currencies are the local currency. The assets and liabilities of the international subsidiaries are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of Other comprehensive loss. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other expense (income), net in the consolidated statements of operations and comprehensive loss.

Stock-based compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award. The Company estimates the fair value of stock-based payment awards subject to both performance and market conditions on the date of grant using a Monte Carlo simulation model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation cost for awards whose vesting is subject to the occurrence of both a performance condition and market condition is recognized immediately at the time the performance condition is achieved. Liability-classified awards are accounted for at fair value at the grant date and remeasured at each reporting period until the awards are settled, with all changes in fair value recorded in

Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The warrant liabilities (see Note 14—Warrant liabilities) and promotional agreements (see Note 18—Commitments and contingencies) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected dividend yield, expected volatility, and expected vesting date. These Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected volatility were to increase (decrease).

Derivative instruments

Interest rate swap

The Company is subject to interest rate volatility on its floating-rate debt. The Company entered into an interest rate swap agreement to manage its exposure to interest rate fluctuations, which terminated in July 2021 in connection with the IPO. The principal objective of these agreements is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company elected to apply the hedge accounting rules in accordance with authoritative guidance for the agreement. The agreement was carried at fair value as a liability on the consolidated balance sheets. Changes in the fair value of the agreement designated as a cash flow hedge was recorded as a component of Accumulated other comprehensive (loss) income within stockholders’ (deficit) equity and was amortized to Interest expense over the term of the related debt.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases (“Topic 842”), by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, ASU No. 2019-01, Codification Improvements, ASU No. 2019-10, Effective Dates, and ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02. The Company adopted ASU 2016-02 with an effective date of January 1, 2022. The Company adopted the new standard using the effective date method by recording a right-of-use (“ROU”) asset of $8.4 million, short-term portion of lease liabilities of $1.7 million, and long-term portion of lease liabilities of $11.3 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company elected the package of practical expedients to not reassess the classification of existing leases, whether any expired or existing contracts are or contain leases, and initial direct costs for any existing leases. See Note 18—Commitments and contingencies for further information and disclosures related to adoption of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which amends ASC 740. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted the new guidance on January 1, 2022, with no material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (“ASU 2022-06”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). ASU 2022-06 is effective for the Company upon issuance and generally can be applied through December 31, 2024. The Company is currently evaluating the impact of ASU 2022-06 on its consolidated financial statements; however, the Company does not believe that adoption of ASU 2022-06 will materially impact its consolidated financial statements.

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

Note 4—Restructuring

On July 26, 2022, the Board of Directors of the Company initiated a reduction in force, reducing the number of Company employees by approximately 110 employees, which represented approximately 45% of the Company’s total employees globally. This decision was made in light of ongoing macroeconomic uncertainty in order to position the Company to achieve sustained growth over the near and long term, as well as the loss of growth capital as a result of the termination of the Fortress Credit Agreement.

Additionally, the Company entered into a separation agreement with its Chief Executive Officer and amended the employment agreement with its Chief Financial Officer (these actions are collectively referenced as “the Restructuring Plan”). The Restructuring Plan was substantially complete by the end of the 2022 fiscal year.

Due to the actions taken as a result of the Restructuring Plan, the Company tested certain property and equipment and intangible assets for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows. Based on the results of the recoverability test, the Company determined that as of September 30, 2022, the undiscounted cash flows of certain asset groups were below the carrying values, indicating impairments. As a result, the assets were written down to their estimated fair value based on their expected liquidation value.

Charges incurred during the year ended December 31, 2022 primarily related to severance and personnel costs which include employee termination costs, costs associated with the separation agreement signed between the Company and former Chief Executive Officer, Adam J. Gilchrist, and costs incurred from the amendment to the employment agreement between the Company and then Chief Financial Officer, Chris Payne; financing-related charges associated with the termination of the Fortress Credit Agreement; professional fees incurred as a result of the restructuring; and impairment charges associated with the write-off of assets. These charges were partially offset by a change in fair value on outstanding warrant liabilities issued in conjunction with the Fortress Credit Agreement.

The following table presents a summary of restructuring related charges incurred for the year ended December 31, 2022 (in thousands):

	Statement of Operations Classification	Year Ended December 31, 2022
Cash restructuring charges:
Severance and personnel costs	Selling, general and administrative	$12,008
Costs incurred with termination of Fortress Credit Agreement	Other expense (income), net	2,500
Professional fees	Selling, general and administrative	282
Lease abandonment costs	Selling, general and administrative	129
Total cash charges		$14,919

Non-cash restructuring charges:
Impairment of deferred financing costs in connection with costs incurred with termination of Fortress Credit Agreement	Interest expense, net	$11,546
Write-off of warrant liability as a result of change in the fair value of warrant liabilities related to the termination of Fortress Credit Agreement(1)	Change in fair value - warrant liabilities	(3,192)
Impairment charges(2)	Selling, general and administrative	4,371
Severance and personnel costs	Selling, general and administrative	4,096
Total non-cash charges		$16,821

Total restructuring charges		$31,740
(1) This represents a change in fair value as of the last valuation date of June 30, 2022. See Note 14—Warrant liabilities.
(2) Impairment charges include $4,247 related to impairment of right-of-use assets as a result of the Company's adoption of ASU 2016-02. See Note 18—Commitments and contingencies.

The following table summarizes the changes in the Company’s restructuring-related liabilities, which are included in Accounts payable and accrued expenses in the consolidated balance sheets (in thousands):

	Severance and personnel costs	Costs incurred with termination of Fortress Credit Agreement	Professional fees	Lease abandonment costs	Total
Balance as of January 1, 2022	$—	$—	$—	$—	$—
Charges	12,008	2,500	282	129	14,919
Cash payments	(11,008)	(2,500)	—	(129)	(13,637)
Ending balance as of December 31, 2022	$1,000	$—	$282	$—	$1,282

Note 5—Other current assets

Other current assets consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021 (As Restated)
Unbilled receivables, current	$5,205	$4,977
Tenant improvement allowance	—	3,105
Prepaid taxes	483	1,182
Other	591	915
Total	$6,279	$10,179

Note 6—Property and equipment, net

Property and equipment, net, consists of the following as of December 31, 2022 and 2021 (in thousands):

	Estimated Useful Life	December 31, 2022	December 31, 2021
	(years)
Vehicles	5	$246	$177
Furniture and fixtures	7	1,105	542
Office and other equipment	5	1,190	945
Leasehold improvements	Lesser of lease term or useful life	8,272	2,825
Construction in progress	n/a	994	2,241
		11,807	6,730
Less: accumulated depreciation		(1,772)	(1,085)
Total property and equipment, net		$10,035	$5,645

Construction in progress (“CIP”) consists of costs associated with the leasehold improvement activities of the Company’s headquarters in Austin, Texas and build-out of corporate-owned FS8 studios. During the year ended December 31, 2022, the Company moved into the Austin, Texas headquarters and placed the assets associated with the new headquarters into service.

During the fourth quarter of 2022, management identified various qualitative factors that collectively indicated that the Company had triggering events, including (i) the change in plans regarding timing of franchising operations of the Malibu Crew and Avalon House concepts, and (ii) a sustained decrease in stock price. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups. As a result, the Company recognized impairment charges for the year ended December 31, 2022, primarily consisting of $0.2 million related to Avalon House, $0.4 million related to Malibu Crew, and $0.2 million related to Vive. No impairments were recorded during the year ended December 31, 2021. Impairment charges are included within Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss.

Depreciation expense related to Property and equipment was $1.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense was recorded in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Note 7—Acquisitions

Acquisition of Surf & Turf Holdings Pty Ltd (“Vive Active” or “Vive”)

On October 29, 2021, the Company acquired 100% of the outstanding stock of Vive Active. Vive Active, located in Australia, provides Pilates classes through its online platform and its studios. The consideration exchanged for the acquisition amounted to $7.5 million (50% cash up front and 50% deferred cash paid no later than 6 months after completion and which is not subject to any other conditions). The stock acquisition was a strategic transaction to leverage Vive’s intellectual property, content, and expertise to supplement the Company’s brands, to expand the Company’s corporate footprint across Australia and key global markets, and to leverage Vive management team’s experience in developing corporate-owned studios.

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
Less: net assets acquired
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

The acquired intangible assets consist of the following (in thousands):

	Useful Life (in years)	Fair Value as of October 29, 2021
Brand name	Indefinite	$418
Software	6	485
Customer contracts	7	1,238
Total		$2,141

The fair values of the customer contracts and brand name were based on multi-period excess earnings and relief from royalty methods, respectively. The fair value of the software was based on replacement cost method. Such methods are widely accepted valuation techniques, which inherently use critical assumptions such as future revenue growth rates, royalty rates, and discount rates.

Transaction-related expenses of $0.3 million were expensed as incurred and are included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Vive was consolidated into the consolidated financial statements starting on the acquisition date of October 29, 2021. For the year ended December 31, 2022, the Company’s consolidated revenue and consolidated net loss included $2.2 million and $3.0 million, respectively, attributable to Vive. For the year ended December 31, 2021, the Company’s consolidated revenue and consolidated net loss included $0.5 million and less than $0.1 million, respectively, attributable to Vive. During the fourth quarter of the year ended December 31, 2022, the Company identified a change in customer contracts and the use of the acquired software and IP which resulted in an impairment charge of $0.3 million (see Note 8—Goodwill and intangible assets).

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

On July 19, 2021, after the consummation of the IPO, the Company acquired certain assets of the Flywheel indoor cycling studio business for $25.0 million in cash consideration, effectively transferring control of the assets to the Company and terminating the license agreement entered into in April 2021. The acquisition was accounted as an asset acquisition. On the acquisition date, the Company reversed the net carrying amount of $19.8 million of Intangible assets, net of accumulated amortization of $0.8 million, and $20.6 million of the related liability that was initially recorded under the license agreement, resulting in a decrease to the cash consideration transferred by $0.8 million. The net purchase consideration of $24.2 million was allocated to the assets acquired on a relative fair value basis, which primarily consisted of the client relationship management (“CRM”) software and trade names. The CRM software is amortized on a straight-line basis over 9 years, while the trade names have an indefinite life. During the fourth quarter of the year ended December 31, 2022, the Company identified a change in use of the acquired software which resulted in an impairment charge of $18.5 million and a change in the remaining estimated useful life to three years of the remaining asset balance. The change in estimated useful life was accounted for as a change in accounting estimate (see Note 8—Goodwill and intangible assets). The write-off of acquired software from the Flywheel acquisition was part of a strategic reassessment of the Company’s long-term customer relationship management needs in light of recent headcount changes and the technical capabilities of certain of the Company’s existing technology vendors and the wind down of the Company’s operations of Malibu Crew and Avalon House in Australia. The Company determined that the estimated cash flows resulting from the change in use were less than the carrying values for certain intangibles as a result of this assessment. The impairment loss is included in Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss.

Note 8—Goodwill and intangible assets

The following table summarizes changes in the carrying value of Goodwill (in thousands):

Amount
As of December 31, 2021	$4,614
Foreign currency translation	(280)
Impairment	(2,189)
As of December 31, 2022	$2,145

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of December 31, 2022			As of December 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Internal-use software	3	$5,852	$3,054	$2,798	$3,862	$2,077	$1,785
Trade names & trademarks	n/a	1,808	—	1,808	3,329	—	3,329
Customer contracts	7	733	30	703	1,194	30	1,164
Acquired software	3 - 6	966	13	953	23,324	1,156	22,168
Total intangible assets, net		$9,359	$3,097	$6,262	$31,709	$3,263	$28,446

The amortization expense of intangible assets was $4.6 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively, and was recorded in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 1.8 years and 1.6 years as of December 31, 2022 and 2021, respectively. The weighted average remaining life of acquired software was 2.3 years and 4.8 years as of December 31, 2022 and 2021, respectively.

The Company assesses potential impairment of its amortizable intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter of 2022, management identified qualitative factors that collectively indicated the Company had a triggering event in which the carrying amount may not be recoverable, including (i) revision of forward guidance (ii) a reduction in force implemented by the Company and (iii) a sustained decrease in the Company stock price. As a result of the quantitative assessment, the Company recognized an impairment charge of $0.1 million during the year ended December 31, 2022 representing internal-use software and trademarks associated with the Company’s United States’ subsidiaries of Malibu Crew and Avalon House, which the Company no longer intends to pursue.

During the fourth quarter of the year ended December 31, 2022, the Company identified a change in customer contracts and the use of the acquired software and IP which resulted in an impairment charge of $0.3 million. There were no such impairments for the year ended December 31, 2021.

During the performance of its annual goodwill impairment test in the fourth quarter of 2022, the Company determined that the fair value was less than the carrying value and recognized an impairment loss of $2.2 million, which is included in Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss. There was no goodwill impairment loss recognized during the year ended December 31, 2021.

During the fourth quarter of 2022, the Company recognized an impairment loss of $19.9 million, caused by the write-off of acquired software and trade names from the Flywheel acquisition as part of a strategic reassessment of the Company’s long-term customer relationship management needs in light of recent headcount changes and the technical capabilities of certain of the Company’s existing technology vendors and the wind down of the Company’s operations of Malibu Crew and Avalon House in Australia. The Company determined that the estimated cash flows resulting from the change in use were less than the carrying values for certain intangibles as a result of this assessment. The impairment loss is included in Impairment of fixed and long-lived assets in the consolidated statements of operations and comprehensive loss. No impairment charges were recorded during the year ended December 31, 2021.

As of December 31, 2022, the expected amortization of intangible assets for future periods, excluding those assets not yet placed in service of $0.2 million, is as follows (in thousands):

Future Amortization
2023	$1,669
2024	1,339
2025	760
2026	174
2027	165
Thereafter	100
Total	$4,207

Note 9—Other long-term assets

Other long-term assets consists of unbilled receivables, right of return asset, debt issuance costs, investments in CLF High Street Limited, long-term accounts receivable and other long-term assets. The Company recorded a right of return asset related to World Packs that were sold to franchisees in 2022 pursuant to multi-unit development agreements. These agreements did not meet the criteria of a contract with a customer under ASC 606. The Company intends to recover the World Packs that were delivered, for which it has not yet received payment. The amounts for delivered World Packs have been recorded as a right of return asset. The following table summarizes long term assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021 (As Restated)
Unbilled receivables, net of current	$11,112	$17,635
Right of return asset	8,224	—
Debt issuance costs	733	969
Investment in CLF High Street Limited	590	540
Long-term accounts receivable	2,135	404
Other long-term assets	852	2,816
Total	$23,646	$22,364

Note 10—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021 (As Restated)
Accounts payable	$21,767	$4,774
Accrued sales tax	6,329	6,632
Accrued payroll and benefits	3,281	1,858
Stock-based compensation liability	—	4,221
Accrued litigation expenses	9,613	4,177
Accrued professional fees	3,557	2,691
Accrued inventory purchases	3,089	10,284
Other payables	849	113
Total	$48,485	$34,750

Note 11—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. During the year ended December 31, 2022, the Company recognized approximately $18.8 million of revenue that was included in the deferred revenue balance at the beginning of the period. The following table reflects the change in Deferred revenue from December 31, 2021 to December 31, 2022 (in thousands):

Deferred Revenue
Balance as of December 31, 2020	$14,095
Net change	8,271
Balance as of December 31, 2021 (as restated)	$22,366
Net change	(3,457)
Balance as of December 31, 2022	$18,909

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. As of December 31, 2022, remaining performance obligations were $18.9 million of which the Company expects to recognize approximately $15.9 million as revenue over the next 12 months.

Note 12—Debt

Subordinated Convertible Debt Agreement

On October 6, 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”), whereby the Company issued $100.0 million of Convertible Notes to certain holders maturing on September 30, 2025. The Convertible Notes had an annual interest rate of 8.28%, which accrued as paid-in-kind through the duration of the contract. Repayment of principal and accrued interest was payable in cash or shares of the Company upon the occurrence of certain qualifying events or at the end of the contract term. Interest accrued over the term of the debt and was payable upon repayment at maturity or earlier upon the occurrence of certain events.

As a part of the subordinated convertible debt agreement, the Company identified embedded derivatives that required bifurcation under ASC 815, Derivatives and Hedging, relating to the contingent conversion option, payment of liquidation, default payment and prepayment options. See Note 13—Derivative instruments for further discussion on the Company’s accounting for these embedded derivatives.

In conjunction with the IPO on July 15, 2021, the outstanding Convertible Notes of $106.3 million of principal and interest were converted into 14,847,066 shares of common stock at a conversion price of $16.00.

Subordinated Second Lien Term Loan

On October 6, 2020, the Company entered into a Subordinated Second Lien Term Loan (“Subordinated Credit Agreement”) with certain lenders which committed the lenders to provide $125.0 million of financing to the Company in exchange for a note payable. This agreement matured over a five-year period that carried a Paid-In Kind (“PIK”) Interest rate of 13.00%. PIK Interest accrued over the term of the Subordinated Credit Agreement. The Subordinated Credit Agreement had a maturity date of October 5, 2025.

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

First Lien Loan

The Company entered into a senior secured credit agreement, dated as of September 18, 2019 (the “Secured Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Australian Security Trustee, Lender, Swingline Lender and Issuing Bank, consisting of a $20.0 million revolving credit facility (the “Revolving Facility”) and a $30.0 million term loan facility (the “Term Facility”). Initial borrowings of $30.0 million from the Term Facility and $11.9 million of the availability under the Revolving Facility were used to repay, in full, amounts due to common stockholders as a result of the MWIG transaction. See Note 19—Convertible preferred stock and stockholders' (deficit) equity for further discussion. The remaining availability under the Revolving Facility may be drawn and used for general corporate purposes. The obligations under the Secured Credit Agreement are guaranteed by certain operating subsidiaries of the Company and secured by a majority of the Company’s assets. The Revolving Facility may be prepaid and terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility bore interest at a floating rate of LIBOR plus 1.50%.

On June 23, 2020, the Company amended the Secured Credit Agreement to allow it to enter into a definitive agreement with a special purpose acquisition corporation. On October 6, 2020, the Company amended the agreement, pursuant to which amendment, the Company agreed to convert $8.0 million of the amount outstanding on the Revolving Facility to be part of the Term Facility. In addition to converting a portion of the Revolving Facility to the Term Facility, the Company agreed to repay $5.0 million of the principal amount of the Revolving Facility outstanding. The interest rate of both the Term Facility and the Revolving Facility were amended to 4.00% and 3.00% for Eurodollar loans and letters of credit, and ABR Loans, respectively.

On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Term Facility. The Company used proceeds from its IPO to repay the Term Facility and Revolving Facility in the amount of $31.1 million and $7.0 million, respectively.

On August 13, 2021, the Company entered into an amended and restated credit agreement (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “Senior Credit Agreement”) which amended and restated the Secured Credit Agreement dated September 18, 2019. The Senior Credit Agreement provides for a $90.0 million five-year senior secured revolving facility (“Facility”). The Senior Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $35.0 million. The proceeds from the Facility are used for general corporate purposes. Amounts outstanding under the Senior Credit Agreement accrue interest at a rate equal to either, at the Company’s election, the LIBOR rate plus a margin of 2.50% to 3.50% per annum, or base rate plus a margin of 1.50% to 2.50%, in each case depending on the Company’s total leverage ratio, which was 7.19% at December 31, 2022.

As a result of the amendment, the Company modified the existing covenant under the Senior Credit Agreement. The total leverage ratio was modified to require the Company to maintain a total leverage ratio of less than 3.00 to 1.00.

In connection with the Senior Credit Agreement, the Company paid lender and third-party fees of $0.9 million and $0.1 million, respectively, associated with the amendment. The Company concluded that the amendment resulted in a modification of debt rather than a debt extinguishment. As such, the Company determined that all fees incurred in connection with the Senior Credit Agreement would be deferred and amortized over the term of the new arrangement.

On May 13, 2022, the Company entered into a second amendment (the “Second Amendment”) to the Senior Credit Agreement. Pursuant to the Second Amendment, certain terms of the Senior Credit Agreement were amended to permit the execution of the Fortress Credit Agreement (including establishing the securitization of the franchisee loans described below) and the issuance of warrants pursuant to the Warrant Purchase Agreement (see Note 14—Warrant liabilities).

The outstanding balance of the Facility as of December 31, 2022 and 2021 was $88.1 million and $0, respectively. The unamortized debt issuance cost in connection to the Facility as of December 31, 2022 and 2021 was $0.7 million and $1.0 million, respectively.

In connection with the Facility, the Lender has issued standby letters of credit on behalf of the Company associated with our corporate headquarters. The outstanding commitments under these letters of credit as of December 31, 2022 totaled $1.6 million of which $0.1 million has expiration dates in less than one year and $1.5 million has an expiration date greater than one year. The amount of borrowings available at any time under the Facility is reduced by the amount of letters of credit outstanding.

On July 25, 2022, the Company entered into a Waiver Under Credit Agreement (the “Credit Agreement Waiver”) with JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee. Pursuant to the Senior Credit Agreement Waiver, certain lenders party to the Credit Agreement agreed to waive certain defaults under the Senior Credit Agreement related to cross-default provisions associated with required minimum market capitalization thresholds under the Company’s Fortress Credit Agreement.

Subordinated Credit Agreement

On February 14, 2023, the Company entered into a credit agreement (the “Subordinated Credit Agreement”; collectively with the Senior Credit Agreement, the “Credit Agreements”) with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of KLIM, the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The Subordinated Credit Agreement provides for a $90.0 million, five-and-a-half-year term loan facility (the “Term Loan”) at an original issue discount of 3.00% payable in kind. The proceeds from the Term Loan were used by the Company to pay down $20.1 million of outstanding amounts owed on the Senior Credit Agreement to pay down other liabilities of the Company and for general corporate purposes. The obligations under the New Credit Agreement are secured by a second-priority lien on substantially all of the assets of the Company and the Guarantors.

Amounts outstanding under the Subordinated Credit Agreement accrue interest at a rate of 12.00% per annum, payable in kind. Upon repayment or acceleration of the Term Loan (including in connection with a change of control), the Company is required to pay an exit fee equal to: (i) 35% of the then-current principal balance of the Term Loan during the first 12 months following closing of the Term Loan; (ii) 25% of the then-current principal balance of the Term Loan during the next 12 months; and (iii) 10% of the then-current principal balance of the Term Loan thereafter.

Waiver Under Credit Agreement

On March 31, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Consent Under Amended and Restated Credit Agreement, dated March 31, 2023 (the “JPM Credit Agreement Consent”) under the Senior Credit Agreement. In addition, on March 31, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC, entered into a Consent Under Subordinated Credit Agreement, dated March 31, 2023 (collectively with the JPM Credit Agreement Consent, the “March 2023 Consents”) under the Subordinated Credit Agreement. Pursuant to the March 2023 Consents, the parties to the Credit Agreements agreed to waive certain defaults under the Credit Agreements with respect to the Company’s delayed audited financial statements for the year ended December 31, 2022 up until May 15, 2023, subject to the terms and conditions set forth in the March 2023 Consents.

Amendment of Letter Agreement

In connection with the credit agreement by and among the Company, certain subsidiaries of the Company party thereto as the Guarantors, Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto, dated February 14, 2023, the Company and affiliates of KLIM entered into a letter agreement, dated as of February 14, 2023 (the “Side Letter”), as previously disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2023. As of April 14, 2023, the Company and such affiliates of KLIM entered into an Amendment to the Side Letter, to amend the Side Letter to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Consents Under Credit Agreements

On May 12, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Consent Under Amended and Restated Credit Agreement, dated May 12, 2023 (the “JPM Credit Agreement Consent”) under the Senior Credit Agreement. In addition, on May 12, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC, entered into a Consent Under Subordinated Credit Agreement, dated May 12, 2023 (collectively with the JPM Credit Agreement Consent, the “May 2023 Consents”) under the Subordinated Credit Agreements. Pursuant to the Credit Agreement Consents, the parties to the Credit Agreements have agreed to extend the deadlines under the Credit Agreements with respect to delivery of the Company’s audited financial statements for the year ended December 31, 2022 and financial statements for the quarters ended March 31, 2023 (collectively, the “Financial Statements”), together with the accompanying compliance certificates, subject to the terms and conditions set forth in the Credit Agreement Consents.

Fourth Amendment to Existing Credit Agreement

On June 30, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Fourth Amendment to Amended and Restated Credit Agreement, dated June 30, 2023 (the “Fourth Amendment”), amending the Senior Credit Agreement. Pursuant to the Fourth Amendment, the lenders have agreed to extend the deadlines under the JPM Credit Agreement with respect to delivery of the Company’s audited financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), financial statements for the quarter ended March 31, 2023 (collectively with the 2022 Financial Statements, the “Financial Statements”), financial statements for the quarter ended June 30, 2023, together with the accompanying compliance certificates, and financial projections, to August 31, 2023, subject to the terms and conditions set forth in the Fourth Amendment.

Consent Under Credit Agreement

On June 30, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement, dated June 30, 2023 (the “June 2023 Consent”) under the Subordinated Credit Agreement. Pursuant to the June 2023 Consent, the lenders agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of the Company’s Financial Statements and financial statements for the quarter ended June 30, 2023, together with the accompanying compliance certificates, and financial projections, to August 31, 2023, subject to the terms and conditions set forth in the Credit Agreement Consent.

Amendment of Side Letter Agreement

In connection with the Subordinated Credit Agreement, dated as of February 14, 2023, by and among the Company, as borrower, the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and as Australian security trustee, the Company and affiliates of KLIM entered into a letter agreement, dated as of February 14, 2023 (the “Side Letter”), as previously disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2023. On July 13, 2023, the Company and such affiliates of KLIM entered into an Amendment to the Side Letter (the “Amendment”) to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Consents Under Credit Agreements

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and Australian security trustee, entered into a Consent under Amended and Restated Credit Agreement (the “JPM Consents”), under the Senior Credit Agreement. Pursuant to the JPM Consents, the lenders agreed to extend the deadlines under the Senior Credit Agreement with respect to delivery of (i) the Company’s audited financial statements for the fiscal year ended December 31, 2022 (the “2022 Financial Statements”), together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023 (together with the 2022 Financial Statements, the “Financial Statements”) together with the accompanying compliance certificates, to November 8, 2023, in each case subject to the terms and conditions set forth in the JPM Consents.

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement (the “Subordinated Credit Agreement Consent” and, together with the JPM Consents, the “Credit Agreement Consents”) under the Subordinated Credit Agreement. Pursuant to the Subordinated Credit Agreement Consent, the lenders have agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of (i) the 2022 Financial Statements, together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023, together with the accompanying compliance certificates, to November 8, 2023, in each case subject to the terms and conditions set forth in the Subordinated Credit Agreement Consent.

The Company believes it will be in a position to file its quarterly reports for the quarters ended March 31, 2023 and June 30, 2023 by November 8, 2023. If the Company is unable to file its quarterly reports by such dates, it believes that it will be able to obtain a further waiver under the terms of the New Credit Agreement and the Existing Credit Agreement.

Amendment to Subordinated Credit Agreement

On October 20, 2023 in connection with the Subordinated Credit Agreement, dated as of February 14, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders have agreed, subject to the satisfaction of certain conditions precedent, to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $41.2 million, upon the same terms as the original loan amount. Approximately $5.0 million of the proceeds will be used to pay down a portion of the loan outstanding under the First Lien Credit Agreement. In addition, the lenders have agreed, subject to the satisfaction of certain conditions precedent, to provided the Company with a delayed draw facility of up to $10.0 million.

Fortress Credit Facility

The Fortress Credit Agreement, which was entered into on May 13, 2022 and terminated on August 14, 2022, consisted of a $150.0 million (the “Maximum Committed Amount”) seven-year credit facility (the “New Facility”). The Maximum Committed Amount could be increased to $300.0 million in certain circumstances under the terms of the Fortress Credit Agreement. The Fortress Credit Agreement required that the Company enter into a limited guaranty, guaranteeing the Company’s obligations under the New Facility, in an amount not to exceed 10% of the total New Facility size. The proceeds from the New Facility were used by F45 SPV Finance Company LLC in its capacity as the borrower thereunder to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”). The obligations under the Fortress Credit Agreement were secured by the Receivables. Amounts outstanding under the Fortress Credit Agreement accrued interest at a rate equal to the amount of interest received by the Company from each franchisee loan agreement.

The covenants of the Fortress Credit Agreement included negative covenants that, among other things, restricted the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Fortress Credit Agreement contained certain financial covenants that required the Company to maintain certain market capitalization levels. During July 2022, the Company determined it was no longer in compliance with covenants requiring minimum market capitalization thresholds in the Fortress Credit Agreement. Subsequently, on August 14, 2022, F45 SPV Finance Company, LLC, delivered a notice to Fortress, as administrative agent, terminating its Fortress Credit Agreement. There were no borrowings outstanding under the Fortress Credit Agreement at the time of termination.

In connection with entry into the Fortress Credit Agreement, the Company entered into a warrant purchase agreement with certain affiliates of Fortress, pursuant to which the Company is obligated to issue warrants in up to four tranches, each representing 1.25% of the fully diluted shares of the Company’s common stock outstanding on the issue date of the warrants (see Note 14—Warrant liabilities). As a result of issuance of the warrants, the Company determined the fair value of the warrants of approximately $8.9 million issued in connection with the Fortress Credit Agreement would be deferred and amortized over the term of the Fortress Credit Agreement. The Company recorded additional debt issuance costs for fees paid to lenders and third parties of approximately $2.9 million. As a result of the termination of the Fortress Credit Agreement on August 14, 2022, the Company recorded Interest expense of $11.5 million in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022 associated with the write-off of debt issuance costs incurred on the Fortress Credit Agreement. Additionally, the Company recorded additional charges of approximately $2.5 million associated with fees incurred with termination of the Fortress Credit Agreement during the year ended December 31, 2022.

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

During the third quarter of 2021, the outstanding balance on the PPP loan including interest was forgiven by the U.S. Small Business Administration (“SBA”). The Company recognized a gain of $2.1 million from the extinguishment of the PPP loan, which is included in Other expense (income), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The Company is subject to examination by the SBA as the total loan forgiveness exceeds the $2.0 million threshold.

Interest expense

Interest expense recorded on the debt facilities, excluding charges previously recorded associated with the termination of the Fortress Credit Agreement, was $3.6 million and $59.4 million for the years ended December 31, 2022 and 2021, respectively. The following table reflects the write off of debt discounts and penalties incurred during the year ended December 31, 2021 that are included in Interest expense in the consolidated statements of operations and comprehensive loss (in thousands):

	Debt Discount	Penalty	Total
Subordinated Convertible Debt	$23,740	$—	$23,740
Subordinated Second Lien Term Loan	4,463	13,034	17,497
First Lien Loan	241	—	241
Total	$28,444	$13,034	$41,478

The weighted-average interest rate on the Company’s outstanding debt as of December 31, 2022 was 7.33%. There was no outstanding debt as of December 31, 2021.

Note 13—Derivative instruments

Interest rate swap
The Company is subject to interest rate volatility with regard to existing debt. From time to time, the Company enters into swap agreements to manage exposure to interest rate fluctuations.

On October 25, 2019, the Company entered into an interest rate swap contract (the “Swap Agreement”) with JP Morgan Chase Bank N.A. to fix the interest rate on the Term Facility over the life of the loan. The notional amount of the swap covered the entire $30.0 million borrowings outstanding under the Term Facility. Under the terms of the Swap Agreement, the Term Facility, which formerly accrued interest at a rate of LIBOR plus 1.50%, started effectively accruing interest on the effective date (October 30, 2019) at a fixed rate of 1.74% on an annualized basis.

To hedge the variability in cash flows due to changes in benchmark interest rates, the Company entered into an interest rate swap agreement related to debt issuances. The Swap Agreement was designated as a cash flow hedge. The derivative's gain or loss was recorded in other comprehensive loss and was subsequently reclassified to Interest expense over the life of the related debt.

On July 21, 2021, in connection with the repayment in full of all outstanding obligations under the Subordinated Credit Agreement, the Company terminated the swap agreement. The Company paid $0.5 million to terminate the Swap Agreement. Due to the termination, the accumulated fair value of the interest rate swap was reclassified from Accumulated other comprehensive (loss) income to Interest expense of $0.5 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. As a result of the termination, the Company had no interest rate liability as of December 31, 2022 and 2021.

Convertible notes
In October 2020, the Company entered into a subordinated convertible debt agreement (the “Convertible Notes”) as discussed in Note 12—Debt, whereby the Company issued $100.0 million of convertible notes to certain holders maturing on September 30, 2025. These notes were convertible into common shares of the Company at the holders’ option. The Company analyzed the conversion and redemption features of the agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company bifurcated the following embedded derivatives: (i) Liquidity Event Conversion Option; (ii) Liquidity Event Redemption Option;
and (iii) Qualified Public Offering (“QPO”) Redemption Option.

The $27.8 million initial fair value of the embedded derivatives for the Convertible Notes was recorded as a debt discount along with a corresponding liability in the Company’s consolidated balance sheets. The initial debt discount was not subsequently re-valued and was being amortized using the effective interest method over the life of the Convertible Notes. Prior to the Company’s IPO, the derivative liabilities were classified in the consolidated balance sheets as non-current as the Company was not required to net cash settle within 12 months of the balance sheet date and were marked-to-market at each reporting period. Changes in fair value were recorded within Loss on derivative liabilities in the consolidated statements of operations and comprehensive loss.

As discussed in Note 12—Debt, in connection with the IPO, outstanding Convertible Notes of $106.3 million, including principal and interest, were converted into 14,847,066 shares of common stock.

Note 14—Warrant liabilities

In conjunction with the New Facility with Fortress, on May 13, 2022, the Company issued (i) immediately exercisable warrants (“Immediately Exercisable Warrants”) to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock and (ii) warrants that will become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any warrant is issued) have been drawn under the Fortress Credit Agreement (“50% Utilization Warrants” and together with the Immediately Exercisable Warrants, the “Warrants”) (the date a 50% Utilization Warrant becomes exercisable upon reaching required utilization levels under the New Facility, a “Vesting Date”) to purchase up to 1.25% of the fully diluted shares of common stock as of the Vesting Date.

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

Each holder of the Warrants had the right to put back the Warrants to the Company (the “Put Option”) once vested at an aggregate price (the “Aggregate Put Price”) equal to the product of (a) such holder’s percentage share of $2.5 million (calculated based on the number of Warrants issued to such holder relative to the number of Warrants issued to all holders) and (b) a fraction, expressed as a percentage, equal to the number of shares of the Company’s common stock subject to the Warrants for which the Put Option is being exercised divided by the number of shares of the Company’s common stock subject to the Warrants issued to the holder as of the issue date of the Warrant (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants). The Aggregate Put Price will be settled (i) within the first twelve months after the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), solely in shares of the Company’s common stock, subject to the Share Issuance Cap (as defined herein) and certain limitations on beneficial ownership of the holders (the “Beneficial Ownership Limitation”), based on a trailing volume-weighted average price (“VWAP”) or (ii) after the twelve month anniversary of the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), in cash or shares of common stock based on a trailing VWAP, at the holder’s option, and subject to the Share Issuance Cap and the Beneficial Ownership Limitation. In the event that the number of shares of common stock to be issued upon exercise of the Put Option would exceed the Share Issuance Cap or the Beneficial Ownership Limitations with respect to a holder, a cash payment will be made in lieu of delivery of such excess shares of common stock.

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

The fair value of the Immediately Exercisable Warrants and the 50% Utilization Warrants was calculated using a Binomial Lattice model. The following are the assumptions used in calculating fair value on the date of issuance:

Trading price of common stock on measurement date	$6.52
Exercise price	$16.00
Risk-free interest rate	2.9%
Warrant life in years	7.0 years
Expected volatility	50.0%
Expected dividend yield	$—
Put price (per share)	$2.06
Expected vesting date(1)	5/31/2024
(1) The expected vesting date criteria is only relevant in the calculation of the fair value of the 50% Utilization Warrants as the Immediately Exercisable Warrants vested at issuance.

On May 17, 2022, holders of the Immediately Exercisable Warrants exercised the Put Option via a net share settlement, resulting in the issuance of 346,192 shares of common stock.

Due to the termination of the Fortress Credit Agreement on August 14, 2022, the Company recognized a gain of $4.5 million in Change in fair value - warrant liabilities in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. As a result of the termination of the Fortress Credit Agreement, no warrants were outstanding as of December 31, 2022.

Note 15—Fair value

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

The carrying amount of Cash and cash equivalents, Restricted cash, Accounts receivable, Inventory, and Accounts payable and accrued expenses, as reflected on the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

The warrant liabilities (see Note 14—Warrant liabilities), promotional agreements (see Note 18—Commitments and contingencies), goodwill and intangibles (see Note 8—Goodwill and intangible assets), property, and equipment (see Note 6—Property and equipment, net), and derivative instruments (see Note 13—Derivative instruments) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk-free interest rate, expected dividend yield, expected volatility, and expected vesting date. The Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk-free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increase (decrease) in value if the expected volatility were to increase (decrease).

The following table summarizes the Company’s total Level 3 liability activity for the years ended December 31, 2022 and 2021 (in thousands):

	Derivative Liability	Warrant Liabilities	Promotional Agreements	Total Level 3 Liabilities
Fair value as of January 1, 2021	$(36,640)	$—	$—	$(36,640)
Change in fair value of derivative liability	(48,603)	—	—	(48,603)
Conversion of convertible debt into common stock	85,243	—	—	85,243
Change in fair value of promotional agreements	—	—	4,474	4,474
Fair value as of December 31, 2021	$—	$—	$4,474	$4,474
Issuance of common stock pursuant to promotional agreement awards	—	—	(5,094)	(5,094)
Issuance of warrants	—	8,917	—	8,917
Exercise of put option on Immediately Exercisable Warrants	—	(4,460)	—	(4,460)
Change in valuation of promotional agreements	—	—	620	620
Change in fair value - warrant liabilities(1)	—	(1,265)	—	(1,265)
Termination of 50% Utilization Warrants	—	(3,192)	—	(3,192)
Fair value as of December 31, 2022	$—	$—	$—	$—
(1) Change in fair value - warrant liabilities is recognized in the consolidated statements of operations and comprehensive loss.

Note 16—Income taxes

The Company uses the liability method to account for income taxes as prescribed by Accounting Standards Codification (“ASC”) 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. The factors used to assess the Company's ability to realize its deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented. Under ASC 740 a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previous forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within Provision (benefit) for income taxes.

Loss before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(148,783)	$(208,436)
Foreign	(7,660)	5,428
Total	$(156,443)	$(203,008)

The following table summarizes the components of the Provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2022	2021
Current
Federal	$574	$1,171
State	—	51
Foreign	437	3,842
Total Current	1,011	5,064
Deferred
Federal	12,020	(11,231)
State	1,710	(1,605)
Foreign	7,615	(1,771)
Total Deferred	21,345	(14,607)
Total	$22,356	$(9,543)

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
State income tax expense, net of federal tax effect	1.3%	0.5%
Permanent differences	(2.5)%	(3.7)%
Foreign rate differential	0.4%	(0.2)%
Convertible note and related expenses	—%	(11.2)%
Other adjustments	(0.4)%	(3.0)%
Withholding tax	(0.4)%	(0.8)%
Unrecognized tax benefits	(7.6)%	(0.1)%
Valuation allowance	(26.0)%	2.2%
	(14.2)%	4.7%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s Deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Accrued expenses	$9,702	$14,575
Deferred revenue	831	1,880
Net operating loss & other carryforward	30,461	6,468
Property, equipment and intangibles	601	(562)
Leased assets	(2,467)	—
Leased liabilities	3,747	—
Deferred costs	(2,058)	(2,034)
Transaction costs	2,152	1,732
Stock-based compensation	869	1,475
Less: Valuation allowance	(43,838)	(2,200)
Total Deferred tax assets, net	$—	$21,334

The Company had gross deferred tax assets of $48.4 million and $26.1 million, respectively, and gross deferred tax liabilities of $48.4 million and $4.8 million, respectively, as of December 31, 2022 and 2021. Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more likely than not the deferred tax assets are expected to be realized. The gross deferred tax liability is inclusive of a valuation allowance of $43.8 million and $2.2 million as of December 31, 2022 and 2021, respectively.

The Company evaluates its valuation allowance on an annual basis based on all the available positive and negative evidence. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Based on the Company’s policy on deferred tax valuation allowances and its analysis of positive and negative evidence with a few exceptions, management believed that there was sufficient evidence, including, but not limited to, a cumulative loss position, for the Company to conclude that it was not more likely than not that it would realize its deferred tax assets as of December 31, 2022 and 2021. The Company determined that its future financial performance declined such that management determined that a 45% reduction in workforce was warranted. These significant impacts on the financial forecasts result is sufficient negative evidence that a valuation allowance is needed. As a result, a full valuation allowance was recorded against all of the Company’s deferred tax assets across all domestic and foreign jurisdictions.

As of December 31, 2022 and 2021, the Company recorded $43.8 million and $2.2 million, respectively, of valuation allowances against gross deferred tax assets. The net increase (decrease) in the valuation allowance for Deferred tax assets was $41.6 million and $(4.8) million for the years ended December 31, 2022 and 2021, respectively.

The Company files income tax returns in the U.S. and several foreign jurisdictions. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. All of the Company’s tax years remain open for audit.

Included in Deferred tax assets, net are federal and state net operating loss (“NOL”) carryforwards due to expire beginning in 2027 through various dates. The Company’s federal NOL carryforwards do not expire. As of December 31, 2022, the Company had federal and state NOL carryforwards of $100.5 million and $119.9 million, respectively.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$3,699	$3,699
Gross increase - tax positions in prior periods	—	—
Gross increase - tax positions in current period	11,500	—
Ending balance	$15,199	$3,699

The Company recognized an increase in the unrecognized tax benefits related to deferred tax assets for marketing service awards that are not more-likely-than-not to be realized due to a insufficient evidence to support payment of the service awards. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company recorded $0.3 million and $0.3 million of interest and penalties for the years ended December 31, 2022 and 2021, respectively, which is included in Income tax expense, net in the consolidated statements of operations and comprehensive loss.

As of December 31, 2022, the Company maintained an indefinite reinvestment assertion on any undistributed earnings and profits related to the foreign subsidiaries outside of the United States noting that its foreign operations have experienced historical losses.

Note 17—Related party transactions

During the years ended December 31, 2022 and 2021, the Company recognized $9.3 million and $5.2 million, respectively, of Franchise revenue, and $3.5 million and $11.6 million, respectively, of Equipment and merchandise revenue due to related party transactions. These consist of sales made to related party studios. The Company expensed $7.4 million and $20.0 million with Cost of equipment and merchandise during the years ended December 31, 2022 and 2021. These related party transactions consist of costs associated with related party studios and certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of a person who was an executive officer of the Company at that time, but has since departed the Company.

Group Training, LLC (“Group Training”), a former related party, which was previously owned by Adam Gilchrist, a stockholder and director and the Company’s former CEO, operates three F45 studios in the United States. During the years ended December 31, 2022 and 2021, the Company recognized less than $0.1 million of Franchise revenue related to fees under the franchise agreements with Group Training. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue and the related expenses in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company had receivables related to fees under this management service agreement of $0.7 million, which is included in due from related parties in the consolidated balance sheets. On July 24, 2022, the owner of Group Training agreed to terminate the related franchise agreements and transfer the assets of, and all rights to, the ownership and operation of the three F45 studios owned by Group Training to F45 in exchange for termination of the outstanding receivable balance of approximately $0.9 million pursuant to the terms of the Separation Agreement with Adam Gilchrist. On October 26, 2022, the transfer of assets and termination of the outstanding receivable balance was completed. The value of the assets obtained as part of the transfer of assets was $0.9 million.

During the years ended December 31, 2022 and 2021, the Company recognized less than $0.1 million and $0.1 million, respectively, of Franchise revenue and Equipment and merchandise revenue from studios owned by Messrs. Wahlberg and Raymond. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue and Equipment and merchandise revenue, and the related expenses in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had less than $0.1 million of outstanding receivables from these studios, respectively. These amounts are included in Due from related parties on the consolidated balance sheets.

During the years ended December 31, 2022 and 2021, the Company recognized less than $0.1 million and less than $0.1 million, respectively, of Franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officer of the Company holds at least a 10% ownership interest in these studios. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue and Equipment and merchandise revenue and the related expenses in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had $0 and less than $0.1 million, respectively, of outstanding receivables from these studios. These amounts are included in Due from related parties on the consolidated balance sheets.

During the years ended December 31, 2022 and 2021, the Company incurred expenses totaling approximately $6.2 million and $13.9 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of a former executive officer of the Company. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had approximately $2.2 million and $1.3 million, respectively, of outstanding payables to the third-party vendor. These amounts are included in Accounts payable and accrued expenses on the consolidated balance sheets.

During the years ended December 31, 2022 and 2021, the Company recognized Franchise revenue and Equipment and merchandise revenue totaling less than $0.1 million and $0.2 million from three studios owned by employees. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had less than $0.1 million and $0.1 million, respectively, of receivables outstanding related to this revenue. These amounts are included in Due from related parties on the consolidated balance sheets.

During the first quarter of 2022, the Company entered into a development agreement with an existing multi-unit franchisee to open approximately 87 studios. Following the execution of this agreement, the Company entered into an employment agreement and contractor agreement with two individuals who hold equity ownership in the franchisee entity. As a result of the employment agreements, the Company has determined the development agreement and studios operating under ownership of its franchisee now represent related party transactions. During the years ended December 31, 2022 and 2021, the Company recognized Franchise revenue and Equipment and merchandise revenue totaling $0.6 million and $0.2 million, respectively, from studios under the development agreement. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise revenue in the consolidated statements of operations and comprehensive loss.

The development agreement required payment for equipment delivered during the first quarter of 2022 to be made at the earlier of opening of the underlying studio or 12 months from date of the purchase of the equipment. The Company is currently assessing alternatives to the current agreement, including potentially amending the agreements to provide for no further development of studios or termination of the agreements, however, it cannot be certain that a solution will be reached. As of December 31, 2022 and 2021, the Company had receivables outstanding related to amounts due under the development agreement of $0.6 million and $0.7 million, respectively. These amounts are included in Due from related parties on the consolidated balance sheets.

Transaction with LIIT LLC

On June 23, 2020, the Company entered into an Asset Transfer and Licensing Agreement with

LIIT LLC (“LIIT”) an entity wholly-owned by Adam Gilchrist (F45’s Co-Founder, director and former Chief Executive Officer). Pursuant to this agreement, F45 sold to LIIT certain at-home exercise equipment packages (including the intellectual property rights thereto) for $1.0 million payable on or before December 31, 2020. LIIT assumed all outstanding rights and obligations related to these exercise equipment packages from F45. In addition, pursuant to this agreement, LIIT will receive access to F45’s library of programming related to existing and future fitness content for the duration of the license period of 10 years. In exchange for this license, LIIT will pay F45 an annual license fee equal to the greater of (a) $1.0 million and (b) 6% of the annual gross revenue of LIIT, less any payments made by LIIT to third parties in connection with the sale of such exercise equipment packages payable annually on July 30. This agreement will expire on July 1, 2030, unless otherwise terminated upon mutual agreement of F45 and LIIT. Upon termination or expiration of this agreement, LIIT must: (i) immediately cease all use and application of the licensed intellectual property; (ii) promptly return to F45, or otherwise dispose of as F45 may instruct, all documents, databases, lists and materials (whether hard copy or electronic form) including any advertising and promotion material, labels, tags, packaging material, advertising and promotional matter and all other material relating to the licensed intellectual property in the possession or control of LIIT; and (iii) immediately cease to hold itself out as having any rights in relation to the licensed intellectual property from the date of termination.

On July 24, 2022, the Company and LIIT mutually agreed to terminate the Asset Transfer and Licensing Agreement in exchange for termination of the outstanding receivable balance pursuant to the terms of the Separation Agreement with Adam Gilchrist. The termination of the outstanding receivable of $2.0 million is included in Selling, general, and administrative expenses of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

The Company recognized $0.5 million and $1.0 million of revenue, respectively, and no cost of sales, in conjunction with the transaction with LIIT during the years ended December 31, 2022 and 2021. The outstanding receivable balance as of December 31, 2021 was $1.5 million.

U.S. Development Agreement Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM, the investment manager to significant stockholders of the Company, an affiliate of lenders under the Company’s KLIM Credit Agreement and party to the Company’s Third Amended and Restated Stockholders’ Agreement. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 15 studios opened as of December 31, 2022 under the multi-unit studio agreement.

Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with some of the franchise agreements in the United States entered into since July 2019, Club Franchise is required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue regardless of whether such studios are open. Club Franchise has also agreed to pay the Company an upfront establishment fees of $7.5 million as follows: (i) $1.9 million upon execution of the multi-unit studio agreement (which amount has been paid as of December 31, 2021); (ii) $1.9 million by June 2022; (iii) $1.9 million by December 2022; and (iv) $1.9 million by December 2023. Club Franchise is required to pay monthly franchise fees to the Company in respect of additional studios with monthly franchise fees for 150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company other fees, including fees related to marketing and equipment and merchandise, some of which the Company has agreed to provide at a discounted rate.

The Company recognized $7.6 million and $4.0 million, respectively, of Franchise revenue and $1.0 million and $11.5 million, respectively, of Equipment and merchandise revenue in conjunction with the transaction with Club Franchise during the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had an outstanding receivable balance of $3.2 million, inclusive of the $1.9 million upfront establishment fee payment due in December 2022, and no outstanding receivable balance owed as of December 31, 2021. As of December 31, 2022 and 2021, the Company recognized less than $0.1 million and no unbilled receivables in Other current assets on the consolidated balance sheets, respectively. The Company recognized $0.4 million and $4.4 million of unbilled receivables in Other long-term assets in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

In addition to studios opened up under the multi-unit franchise agreement, Club Franchise acquired approximately 31 studios from existing franchise owners during the year ended December 31, 2022. The Company recognized $0.7 million of Franchise revenue in conjunction with the acquired studios during the year ended December 31, 2022. No revenue was recognized on these studios during the year ended December 31, 2021.

During the fourth quarter of 2022, the Company determined that Club Franchise was no longer in compliance with the multi-unit studio agreement as a result of outstanding franchise fee invoices as well as delays related to required studio openings in accordance with development schedules. As a result of the non-compliance and subsequent discussions with Club Franchise management, the Company determined that collections related to approximately 280 studios under the agreement were no longer probable based on their expected opening date. Based on this assessment, the Company recorded a bad debt expense of $8.1 million during the year ended December 31, 2022, including $1.7 million related to Accounts receivable and $6.4 million included within Other long-term assets related to unbilled receivables. The Company is evaluating how to proceed under this agreement including amending it to provide for no further development of studios.

European Master Franchise Agreement Transaction with Club Sports Group, LLC

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights to sell F45 licenses to franchisees in certain territories as defined in the agreement, including Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by franchise agreements signed under the MFA. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 103 studios previously signed by the Company. Subsequent to the original signing of the agreement, the MFA was modified to include an additional 71 franchise agreements. As of October 13, 2023, no franchise agreement rights had been assigned under the MFA. However, the Company anticipates assigning the franchise agreements in November 2023. The term of the MFA provides for a ten-year period for Club Sports to sell licenses to franchisees with the option to renew the MFA for two additional ten-year periods at the then current master franchise fee rate. The MFA expires at the expiration or termination of the last franchise agreement sold by Club Sports.

At signing of the MFA, Club Sports was required to make an upfront master franchise fee payment of $1.5 million on the effective date of the agreement as well as purchase 40 equipment packs to be sold to sub-franchisees under the MFA. The Company recognized equipment revenue of $2.2 million during the year ended December 31, 2022 as a result of these orders. No franchise revenues were recognized under the MFA during the year ended December 31, 2022 as it was determined that Club Sports had not taken over master franchising activities, including marketing of sale of new franchise agreements and general and administrative activities over the franchise agreements, as of December 31, 2022. As of December 31, 2022, $0.3 million was included in Accounts payable and accrued expenses related to revenue collected by the Company which had not yet been remitted to Club Sports as of that date.

Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 18—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies in accordance with ASC 450, Contingencies. As of December 31, 2022 and 2021, the Company had established a litigation accrual of $9.6 million and $4.2 million, respectively, in Accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Subsequent to year end, the Company resolved certain legal claims for approximately $6.3 million, which was included in the litigation accrual as of December 31, 2022, and paid during 2023. The Company’s accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not presently believe that the ultimate resolution of the foregoing matters will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations.

Lease commitments

Effective January 1, 2022, the Company adopted ASC 842 using the effective date method for initial application. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification, not reassess initial direct lease costs, and not separate lease and non-lease components for real estate assets. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (ROU) assets and lease liabilities are not recognized for short-term leases, representing those which have a term of less than twelve months. As a result, the Company has short-term leases with an initial term of twelve months or less that are not recorded in the consolidated balance sheets. Adoption of this standard resulted in the Company recording ROU assets and corresponding lease liabilities of $8.4 million and $13.0 million, respectively, as of January 1, 2022. The standard did not materially affect the consolidated statements of operations and comprehensive loss and had no impact on the consolidated statements of cash flows.

The Company determines if an arrangement is a lease at its inception. The Company evaluates whether (1) explicitly or implicitly identified assets have been deployed in the contract and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.

For periods prior to January 1, 2022, the Company recorded rent expense related to leases on a straight-line basis over the term of the lease. Any difference between rent expense and rent paid as a result of lease incentives or rent abatement periods was recorded as deferred rent in Other long-term liabilities in the Company’s consolidated balance sheets.

The Company lease portfolio consists of office buildings, a company-owned studio, and warehouse space in the United States, England, and Australia. Certain lease agreements contain options that allow the Company to extend the lease agreement. All of the Company’s leases are classified as operating leases.

In conjunction with the restructuring performed during July 2022, the Company ceased use of a facility under an operating lease which was to be used for corporate-owned studio concepts. As a result of the restructuring and change in use of the operating right-of-use asset, the Company concluded a triggering event had occurred and, accordingly, an interim impairment test was performed. Based on the condition of the facility and lack of identifiable potential sub-tenants, the Company concluded the carrying value of the asset group exceeded its fair value and recognized an impairment expense of $4.2 million. On December 28, 2022, the Company entered into a termination agreement with the landlord in which all future payments were relieved in exchange for $0.8 million. As a result of the termination agreement, the Company recognized a gain on termination of the lease of $3.5 million which is included in Other expense (income), net in the consolidated statements of operations and comprehensive loss.

The following table summarizes the balances as it relates to leases as of and for the year ended December 31, 2022 (in thousands):

	Classification	December 31, 2022
Operating Leases
Operating lease right-of-use assets	Lease right-of-use asset	$14,258

Current portion of operating lease liabilities	Other current liabilities	$2,559
Long-term operating lease liabilities	Lease liabilities, net of current portion	17,184
Total operating lease liabilities		$19,743

Components of Lease Cost
Operating lease costs		$3,464
Variable lease costs		887
Short-term lease costs		1,413
Total		$5,764

Weighted-average remaining lease term - operating leases		8.0 years
Weighted-average discount rate - operating leases		4.1%

Maturities of the operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Operating Leases
2023	$3,790
2024	3,353
2025	3,293
2026	3,053
2027	2,922
Thereafter	10,036
Total minimum lease payments	26,447
Less: imputed interest	(6,704)
Present value of lease liability	$19,743

Supplemental disclosures of cash flow information related to leases were as follows for the year ended December 31, 2022:

December 31, 2022
Cash paid, net, for lease liabilities	$2,573
Operating lease ROU assets obtained in exchange for operating lease liabilities	$6,162

Guarantees

As of December 31, 2022, the Company had outstanding guarantees of $2.7 million in aggregate total for lease payments related to 8 franchisee studio leases in the states of California, Maryland, and Virginia with non-cancelable lease periods ranging from 1 to 10 years. Payment by the Company on outstanding guarantees is only required upon default by the primary obligor on the lease. The Company has determined that the fair value of these guaranties is not material, and, as a result, has not recorded an accrual for the Company’s potential obligation under its guaranty arrangements.

Previous Lease Guidance Disclosures

Rent expense was $2.9 million for the year ended December 31, 2021. The Company has presented rent expense during this period in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The minimum future rental payments under non-cancelable operating leases and finance leases under the previous lease guidance as of December 31, 2021, was as follows (in thousands):

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

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, David Beckham will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures is entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or $5.0 million on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement will expire on December 5, 2025. The Company will recognize expenses related to promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs.

On October 19, 2022, DB Ventures and ABG-Shark filed a complaint (‘the complaint”) against the Company alleging breach of contract in connection with these promotional agreements. Prior to the filing of the compliant, the Company recognized expenses associated with the DB Ventures promotional agreement over the service period which was to run through December 5, 2025. As a result of the complaint, the Company has determined it is no longer probable that any future services will be provided by the promoters under the agreements and accelerated recognition of $5.6 million of additional marketing expenses equal to the fair value of 914,692 common shares vested and issued under the promotional agreement with DB Ventures which were previously expected to be recognized over the service period of the promotional agreement. The Company disputes the claims filed under the complaint and intends to vigorously defend itself. As the litigation is preliminary in nature and involves substantial uncertainties, no additional amounts have been accrued as a result of the complaint.

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

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford will provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company is obligated to grant CDP a number of shares of Common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby, she will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. On October 17, 2022, the Company entered into a mutual termination agreement with CDP in which the promotional agreement was terminated in exchange for a cash payment of $0.3 million which is included in general and administrative expenses during the year ended December 31, 2022.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana will provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky, whereby Joe Montana will provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. As of December 31, 2022, these studios and associated start-up costs had yet to commence. Subsequent to year end, on March 13, 2023, the Company entered into a mutual termination agreement with Big Sky in which the promotional agreement was terminated in exchange for a cash payment of $0.2 million.

The Company recognized total stock-based compensation expense of $5.1 million and $4.5 million, respectively, in connection with the promotional agreements entered with ABG-Shark, DB Ventures, MJE, and CDP for the years ended December 31, 2022 and December 31, 2021. The Company determined that the common stock to be issued upon settlement of the promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP are liability-classified awards. As of December 31, 2022, the Company recorded $0.1 million of stock-based compensation liability in Other long-term liabilities on the consolidated balance sheets. As of December 31, 2021, the Company recorded $4.2 million of stock-based compensation liability in Accounts payable and accrued expenses and $0.3 million of stock-based compensation liability in Other long-term liabilities in the consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of December 31, 2022 were as follows:

As of December 31, 2022
Risk-free interest rate	4.20%
Expected dividend yield	—
Expected term in years	2.79 - 3.06
Expected volatility	30.00% - 39.00%

Equity-classified awards

On December 17, 2021, the Company entered into a promotional agreement with Timothy Kennedy (“TK”). Pursuant to this agreement, effective December 30, 2021, TK will provide certain promotional services to the Company in exchange for annual compensation and $0.1 million of the Company’s Restricted Stock Awards (“RSAs”) for each 12-month period of service. RSAs will vest 100% upon each of the first four one-year anniversaries of the services being provided. The agreement between the Company and TK terminates on December 16, 2026. The Company determined that the RSAs granted to TK are equity-classified awards. The stock-based compensation expense related to the RSAs is recognized ratably over the requisite service period in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

See Note 20—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

Note 19—Convertible preferred stock and stockholders' (deficit) equity

Issuance of convertible preferred stock and Common stock

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, the Company amended its articles of incorporation and authorized 108,000,000 shares of common stock with a par value of $0.00005, and 11,000,000 shares of preferred stock, all with par values of $0.0001. As of December 31, 2022 and 2021, the Company had 96,705,318 and 95,806,063 shares, respectively, of common stock issued and outstanding. As of December 31, 2022 and 2021, the Company had no shares of convertible preferred stock issued and outstanding, respectively.

As part of the transaction with MWIG and in return for Flyhalf Acquisition Company Pty Ltd acquiring 100% of the shares in F45 Aus Hold Co, the Company issued 58,000,000 shares of its common stock to F45 Aus Hold Co’s existing stockholders. In addition, Flyhalf Acquisition Company Pty Ltd made a payment to F45 Aus Hold Co’s existing stockholders of $100.0 million.

The payment of $100.0 million was funded by MWIG, subscribing for 10,000,000 shares of preferred stock at $10.00 per share in the Company. This amount was ultimately paid to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co. Further, Flyhalf Acquisition

Company Pty Ltd issued $50.0 million secured promissory notes to F45 Aus Hold Co’s existing stockholders pro rata in proportion to their interests in F45 Aus Hold Co (the “Sellers Notes”). In addition to the initial issue of 10,000,000 shares of Preferred Stock, MWIG was granted an option to acquire an additional 1,000,000 shares of Preferred Stock for $10.00 per share under the SPA. The $10.0 million in funds raised by the issue of the additional Preferred Stock were used in full to partially settle the outstanding Sellers Notes.

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

In July 2021, due to the completion of a public offering, all preferred stock outstanding was automatically converted into an aggregate of 27,368,102 shares of common stock with a conversion price of $16.00. There were no shares of convertible preferred stock outstanding as of December 31, 2022 and 2021.

Note 20—Stock-based compensation

Issuance of restricted stock units

In connection with the transaction with MWIG described in Note 1—Nature of the business and basis of presentation, on March 15, 2019, the Company entered into a promotional agreement with Mark Wahlberg (“Mr. Wahlberg”), a member of the Company’s Board of Directors, Chief Brand Officer and an investor in MWIG, pursuant to which Mr. Wahlberg agreed to provide promotional services to the Company. In exchange for the agreed upon services provided in the promotional agreement, the Company issued 2,738,648 restricted stock units (“RSUs”) to Mr. Wahlberg.

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

In connection with the Company becoming publicly traded on July 15, 2021, the fair value of the RSUs of 2,738,648 became fully vested and were recognized as compensation expense in the amount of $43.8 million for the year ended December 31, 2021, which is included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

2021 Incentive Plan

The Company’s stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to the employees, directors and consultants of the Company, which are stock options (“SOs”), RSUs and restricted stock awards (“RSAs”). The purpose of the plan is to assist the Company in securing and retaining the service of eligible award recipients, to provide incentives to employees, directors and consultants and promote the long-term financial success of the Company and thereby increase stockholder value. In accordance with the 2021 Incentive Plan, subject to adjustment for certain dilutive or related events, the maximum aggregate number of shares that may be subject to stock awards and sold under this plan is 5,000,000 shares, or the share reserve (“Share Reserve”). Beginning on January 1, 2022 and ending on January 1, 2031, the Share Reserve will automatically increase on January 1 of each year during the term of the 2021 Incentive Plan in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of common stock outstanding on the preceding December 31.

Employees meeting certain employment qualifications are eligible to receive stock-based awards. In accordance with the Company’s accounting policy, forfeitures of SOs, RSUs and RSAs are accounted for as they occur.

Stock options

SOs granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. SOs generally vest over one to three years from the date of grant. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of SOs issued by the Company are subject to only service vesting conditions.

The Company utilizes the Black-Scholes option pricing formula to estimate the fair value of SOs subject to service-based vesting conditions. The weighted-average fair value and the assumptions used to measure fair value for SOs granted during the years ended December 31, 2022, and 2021 were as follows:

	2022	2021
Weighted-average fair value(1)	$1.51	$4.67
Risk-free interest rate(2)	2.20% - 3.51%	0.92% - 1.33%
Expected dividend yield(3)	—	—
Expected volatility(4)	26.40% - 42.14%	26.30% - 29.20%
Expected term in years	5.05 - 6.25	5.46 - 5.76

(1)	The weighted-average fair value based on stock options granted during the period.
(2)	The risk-free interest rate was estimated based on the yield on U.S. Treasury scrips.
(3)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.
(4)	Selected volatility is relevered equity volatility based on median asset volatility.

A summary of option activity under the employee share option plan as of December 31, 2022 and 2021, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	—	$—		$—
Granted	267	15.93
Exercised	—	—
Forfeited, expired, or canceled	(15)	16.00
Outstanding as of December 31, 2021	252	$15.92		$—
Granted	2,254	4.25
Exercised	—	—
Forfeited, expired, or canceled	(315)	12.36
Outstanding as of December 31, 2022	2,191	$4.43	10.42	$1,160
Vested and exercisable	1,198	$4.13	9.72	$580
Expected to vest	993	$4.80	11.26	$580

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the year ended December 31, 2022. The aggregate intrinsic value of vested and unvested options as of December 31, 2022 and 2021 was $1.2 million and $0, respectively, as options as of December 31, 2021 were out-of-the-money. The aggregate intrinsic value is the difference between the Company’s closing stock price of $2.85 and $10.89, respectively, on the last trading day of the years ended December 31, 2022 and 2021 and the exercise price multiplied by the number of in-the-money options. During the years ended December 31, 2022 and 2021, no options were exercised, respectively. The total grant date fair value of the options vested during the years ended December 31, 2022 and 2021 was $1.8 million and $0.3 million, respectively.

As of December 31, 2022 and 2021, the total unrecognized pre-tax stock-based compensation expense related to the ISO was $1.4 million and $0.9 million, respectively, which is expected to be recognized over a weighted-average vesting period of 2.62 and 1.55 years, respectively. As of December 31, 2022 and 2021, the maximum contractual term of the ISO is approximately 10.0 years.

Restricted stock units

RSUs may be granted at any time and from time to time as determined by the Company. The Company will set vesting criteria at its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the participant. The Company may set vesting criteria based upon the passage of time, the achievement of target levels of performance, or the occurrence of other events or any combination thereof as determined by the Company at its discretion. Dividend equivalents shall not be paid on an RSU during the period it is unvested. The RSUs granted by the Company are subject to service vesting conditions. RSUs also provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSU’s activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	—	$—
Granted	3,676	15.48
Vested	(2,513)	15.34
Forfeited	(166)	16.00
Outstanding as of December 31, 2021	997	$15.74
Granted	3,017	4.20
Vested	(877)	10.47
Forfeited	(49)	2.10
Outstanding as of December 31, 2022	3,088	$5.93

During the years ended December 31, 2022 and 2021, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $1.8 million and $15.5 million, respectively, which was included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $16.5 million and $15.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.1 years and 1.5 years, respectively. As of December 31, 2022 and 2021, the maximum contractual term of RSUs is approximately 4.0 years and 3.0 years, respectively.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. For the years ended December 31, 2022 and 2021, the total number of shares subject to outstanding RSAs was 360,683 and 116,949, respectively.

The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	—	$—
Granted	117	14.60
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	117	$14.60
Granted	407	4.54
Vested	(115)	14.97
Forfeited	(48)	5.87
Outstanding as of December 31, 2022	361	$4.44

For the years ended December 31, 2022 and 2021, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was $0.8 million and $0.8 million, respectively, which was included in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $0.8 million and $0.9 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years and 0.4 years, respectively. As of December 31, 2022 and 2021, the maximum contractual term of the RSAs is one year.

Non-employee promotional agreements

Liability classified awards

As described in Note 18—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance, market and service conditions with exception of the DB Ventures RSUs which did not contain market conditions.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of December 31, 2022, the market conditions have not been met on the ABG-Shark and MJE promotional agreements. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021. The stock-based compensation expense related to the RSUs are recognized ratably over the requisite service period in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Equity-classified awards

The promotional agreement with TK included RSAs that contain equity-based payment, which has a service condition. The Company determined that the RSAs granted to TK are equity-based awards that contain a service condition to vest. The stock-based compensation expense related to the RSAs are recognized ratably over the requisite service period in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Note 21—Basic and diluted net loss per share

The computation of net loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021 (As Restated)
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(178,799)	$(193,465)

Denominator:
Weighted average common shares outstanding—basic and diluted	96,363,343	60,195,201

Net loss per common share:
Basic and diluted	$(1.86)	$(3.21)

Anti-dilutive securities excluded from diluted loss per common share:
Unvested restricted stock units	2,174,727	2,835,019

Unvested restricted stock awards	247,007	116,949
Stock options to purchase common stock	1,200,051	252,737
Stock warrants	81,489	—
Total	3,703,274	3,204,705

The contingently issuable shares in relation to the promotional agreements with ABG-Shark, CDP, and MJE are not included in diluted net loss per share computation as the market conditions for vesting have not been met as of December 31, 2022 and 2021.

Note 22—Segment and geographic area information

The Company’s operating segments align with how the Company manages its business and interacts with its franchisees on a geographic basis. F45 is organized by geographic regions based on the Company’s strategy to become a globally recognized brand. F45 has three reportable segments: United States, Australia and Rest of World. The Company refers to “United States” as the operations in the United States and South America. The Company refers to “Australia” as the operations in Australia, New Zealand and the immediately surrounding island nations. The Company refers to “Rest of World” as the operations in locations other than the United States and Australia. The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, its principal executive officer and principal financial officer. Subsequent to the Company entering into a Separation Agreement with Adam Gilchrist on July 26, 2022 and Chris Payne’s resignation on November 15, 2022, the Company identified a change to the CODM group. On March 29, 2023, Mr. Ben Coates, who was serving as interim Chief Executive Officer since July 24, 2022, stepped down from such role, and Tom Dowd was appointed to succeed him in such role. Further, on July 13, 2023, the Board appointed Patrick Grosso as Interim Chief Financial Officer, in light of the vacancy created by Robert Madore’s resignation as Interim Chief Financial Officer on July 9, 2023. Messrs. Grosso and Dowd serve as the CODM group that reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021 (As Restated)
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$46,239	$4,769	$41,470	$44,628	$4,415	$40,213
Equipment and merchandise	19,176	14,122	5,054	35,911	22,101	13,810
	$65,415	$18,891	$46,524	$80,539	$26,516	$54,023
Australia:
Franchise	$12,779	$747	$12,032	$12,877	$756	$12,121
Equipment and merchandise	3,342	4,009	(667)	6,630	5,124	1,506
	$16,121	$4,756	$11,365	$19,507	$5,880	$13,627
Rest of World:
Franchise	$13,744	$410	$13,334	$16,202	$468	$15,734

Equipment and merchandise	9,143	8,518	625	8,972	7,227	1,745
	$22,887	$8,928	$13,959	$25,174	$7,695	$17,479
Consolidated:
Franchise	$72,762	$5,926	$66,836	$73,707	$5,639	$68,068
Equipment and merchandise	31,661	26,649	5,012	51,513	34,452	17,061
	$104,423	$32,575	$71,848	$125,220	$40,091	$85,129

Selling, general and administrative expenses, other expense (income), and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to consolidated net loss is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021 (As Restated)
Segment gross profit	$71,848	$85,129
Selling, general, and administrative expenses	191,376	180,911
Impairment of fixed and long-lived assets	27,346	—
Loss on derivative liabilities, net	—	48,603
Change in fair value - warrant liabilities	(4,457)	—
Interest expense, net	14,983	59,353
Other income, net	(957)	(730)
Provision (benefit) for income taxes	22,356	(9,543)
Net loss	$(178,799)	$(193,465)

As of December 31, 2022, the Company had Property and equipment of $8.7 million and $1.1 million in the United States and Australia segments, respectively. As of December 31, 2021, the Company had Property and equipment of $3.8 million and $1.8 million in the United States and Australia segments, respectively. No segment other than the United States and Australia segments accounted for more than 10% of total Property and equipment, net as of December 31, 2022 and 2021.

Note 23—Subsequent events

New Credit Agreement

On February 14, 2023, the Company entered into a credit agreement (the “Subordinated Credit Agreement”) with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of KLIM, the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The Subordinated Credit Agreement provides for a $90.0 million, five-and-a-half-year term loan facility (the “Term Loan”) at an original issue discount of 3.00% payable in kind. The proceeds from the Term Loan were used by the Company to pay down $20.1 million of outstanding amounts owed on the Senior Credit Agreement, to pay down other liabilities of the Company and for general corporate purposes. The obligations under the Subordinated Credit Agreement are secured by a second-priority lien on substantially all of the assets of the Company and the Guarantors.

On July 13, 2023, the Company and such affiliates of KLIM entered into an Amendment to the Side Letter (the “Amendment”) to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Consents Under Credit Agreements

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and Australian security trustee, entered into a Consent under Amended and Restated Credit Agreement (the “JPM Consents”), under the Senior Credit Agreement. Pursuant to the JPM Consents, the lenders agreed to extend the deadlines under the Senior Credit Agreement with respect to delivery of (i) the Company’s audited financial statements for the fiscal year ended December 31, 2022 (the “2022 Financial Statements”), together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023 (together with the 2022 Financial Statements, the “Financial Statements”) together with the accompanying compliance certificates, to November 8, 2023, in each case subject to the terms and conditions set forth in the JPM Consents.

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement (the “Subordinated Credit Agreement Consent” and, together with the JPM Consents, the “Credit Agreement Consents”) under the Subordinated Credit Agreement. Pursuant to the Subordinated Credit Agreement Consent, the lenders have agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of (i) the 2022 Financial Statements, together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023, together with the accompanying compliance certificates, to November 8, 2023, in each case subject to the terms and conditions set forth in the Subordinated Credit Agreement Consent.

The Company believes it will be in a position to file its quarterly reports for the quarters ended March 31, 2023 and June 30, 2023 by November 8, 2023. If the Company is unable to file its quarterly reports by such dates, it believes that it will be able to obtain a further waiver under the terms of the New Credit Agreement and the Existing Credit Agreement.

Amendment to Subordinated Credit Agreement

October 20, 2023 in connection with the Subordinated Credit Agreement, dated as of February 14, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders have agreed to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $41.2 million, upon the same terms as the original loan amount. Approximately $5 million of the proceeds will be used to pay down a portion of the loan outstanding under the First Lien Credit Agreement. In addition, the lenders have provided the Company with a delayed draw facility of up to $10 million.

Departures and Appointments in Executive Roles

As of March 29, 2023, Ben Coates has stepped down from his role as President and Chief Executive Officer of the Company and will continue his role as a member of our Board of Directors. As of March 30, 2023, the Board appointed Tom Dowd as President and Chief Executive Officer.

On February 13, 2023, the Board appointed Robert Madore as Interim Chief Financial Officer, to serve while the Board conducts a formal search for a permanent Chief Financial Officer. Robert Madore, Interim Chief Financial Officer of the Company, notified the Company that he would be resigning from his position as Interim Chief Financial Officer. On July 13, 2023, the Board appointed Patrick Grosso as Interim Chief Financial Officer.

On March 29, 2023, the Board appointed Mark Wahlberg as Chief Brand Officer of the Company, and Mr. Wahlberg will also continue to serve as a director of the Company.

On July 13, 2023, Ryan Mayes stepped down from his role as Chief Strategy Officer to begin his role of Chief Operating Officer of the Company.

Delisting from the NYSE

On May 16, 2023, the Company received a notice from the New York Stock Exchange (the “NYSE”) that, as of May 15, 2023, it was not in compliance with the continued listing standard because the average closing price of the Company’s common stock (the “common stock”) was less than $1.00 per share over a consecutive 30 trading-day period. The Company also received a notice from the NYSE on April 3, 2023 indicating the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual due to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) with the SEC. On August 25, 2023, the NYSE filed a Form 25 with the SEC to delist the Company’s common stock from the NYSE because, in the opinion of the NYSE, the Company's common stock was no longer suitable for continued listing and trading on the NYSE because of its "abnormally low" price levels. On September 5, 2023, the Company’s common stock ceased to be listed on the NYSE

Sublease of Headquarter Office Space

On September 22, 2023, the Company entered into an agreement with Kouto Inc. to sublease a portion of the office space at the global headquarters location in Austin, TX.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management concluded that, as of December 31, 2022, these disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management regularly monitors the Company’s internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022. This assessment was based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, as such term is defined in Exchange Act Rule 13a-15(f), based on the existence of material weaknesses.

A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

In connection with management’s assessment of the Company’s internal control over financial reporting, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022. These deficiencies led to material errors in our previously issued financial statements, which in turn led to the restatement of those previously issued financial statements, as described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control over Financial Reporting and Continuation of Previously Reported Material Weaknesses

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization (including a commitment to honesty, integrity, and ethical behavior) is an important component affecting how the organization performs financial analysis, accounting, and financial reporting. A proper organizational tone can be promoted through a variety of means, such as policies and codes of ethics, a commitment to hiring competent employees, the manner and content of oral and written communications, and structures that promote and reward openness, strong internal controls, effective governance, and ethical behavior.

During fiscal year 2022, the Company experienced significant turnover in its executive team and continued to experience significant employee turnover in its accounting and financial reporting team. The Company’s employee turnover, combined with the lack of entity level controls that comply with the Control Environment principles within the COSO framework, gave rise to the material weaknesses described below.

Non-Routine Revenue Transactions and Business Process Changes

As part of management’s evaluation as of December 31, 2022, management evaluated the design and operational effectiveness of the Company’s internal controls regarding non-routine revenue transactions and business process changes. This evaluation included whether the Company had an adequate level of precision in the review of non-routine contracts and the appropriate recording of such contracts under GAAP, including the probability of collection, identification of performance obligations, material contingencies in contracts with franchisees and corresponding tracking and recording of inventories and costs of goods sold. Management concluded that the Company has not properly designed or maintained effective controls over the review of non-routine revenue transactions and the identification and assessment of certain business process changes that ensure compliance with GAAP on a timely basis.

Accounting for Costing of Inventories and Cost of Sales

The Company’s current process for tracking and costing of inventories is highly manual and time intensive. In addition, the Company’s inventory reconciliations are not prepared using a consistent process across geographies that allow it to facilitate a precise review by a qualified professional in a timely manner. Therefore, management has concluded that the Company has not maintained properly designed or maintained effective controls over its accounting for costing of inventories and cost of sales to ensure compliance with GAAP.

Financial Close Process

Due to insufficient internal resources, including as a result of employee turnover in the Company’s finance and accounting department, the Company has not been able to implement sufficient control procedures to ensure timely execution of the financial close process and provide for a sufficient level of precision in management’s review. Management has identified the following deficiencies related to the Company’s financial close process:

•Accounting and financial close process lacks clearly defined processes and procedures resulting in delays in data collection, reconciliation, and financial reporting;
•Manual processes, reconciliations and transaction processing requires additional layers of review and approval;
•Complex transactions with complex accounting rules require an additional level of oversight and precision that is lacking;
•Insufficient resources, including personnel, technologies, and tools, to appropriately assess and review non-routine transactions, including but not limited to impairment of goodwill, adoption of 842, long lived-assets, and revenue transactions; and
•Lack of segregation of duties in certain key financial reporting processes and inadequate segregation of duties in key business process controls, including privileged administrative access to the Company’s NetSuite platform.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Subsequent to our December 31, 2022 fiscal year end, we began developing a plan to redesign processes and controls to address all of the material weaknesses. Based on the deficiencies identified above, the Company has identified additional processes, procedures and controls as noted below to improve the effectiveness of its internal controls over the financial close process:

•Board-level direction to senior management to ensure that a proper, consistent tone is communicated throughout the organization, including through changes in personnel and policies;

•Emphasis by the management team of the expectation that previously existing deficiencies will be rectified through implementation of certain processes and controls to ensure strict compliance with GAAP and regulatory requirements;

•Hire additional accounting personnel with expertise to review and identify complex agreements and the accounting related to them in compliance with GAAP;

•Develop, formalize, and implement additional management review controls across the organization in order to add more comprehensive levels of review and approval for significant non-routine transactions;

•Implement control procedures to identify and assess non-routine revenue contracts and business process changes in a timely manner;

•Provide training of standard operating procedures and internal controls to key employees within the revenue and purchasing processes;

•Leverage existing technologies within our NetSuite platform, our ERP system, to track the movement of and costing for our inventories, including implementation of a perpetual inventory system;

•Establish a more formal process for reconciling inventories in a timely manner across our geographies and create an independent review process by a qualified professional independent of the preparer;

•Standardize our process for costing inventories on a more consistent basis across our geographies leveraging our NetSuite platform;

•Onboarding additional resources and appropriate personnel necessary to effectively implement additional review and analysis procedures;

•Enhancing the use of automation within our accounting system to provide better tracking and more timely reporting of certain processes; and

•Enhancing the Company’s controls over the review of journal entries including timely monitoring and review of administrative access granted to employees.

The Company believes the actions described above will be sufficient to remediate the identified material weaknesses. However, management will continue to monitor the effectiveness of these controls and make further changes as appropriate.

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Executive Officers

The following individuals constitute our executive officers and key members of management*:

Name	Age	Position
Luke Armstrong**	44	Chief Revenue Officer
Brittany Bailey-Cooper	39	Chief People Officer
Thomas Dowd**	60	President, Chief Executive Officer and Director
Patrick Grosso**	51	Chief Legal Officer, Secretary and Interim Chief Financial Officer
Brian Killingsworth	46	Chief Marketing Officer
Ryan Mayes**	35	Chief Operating Officer
Mark Wahlberg	52	Chief Brand Officer and Director

* As of the filing of this 10-K
**Executive Officer within the meaning of Rule 3b-7 under the Exchange Act

Luke Armstrong. Luke Armstrong has served as F45’s Chief Revenue Officer since January 2019 and is responsible for driving revenue growth and aligning franchise sales with marketing, customer support and franchise performance teams. From November 2013 until assuming his position as F45’s Chief Revenue Officer, Mr. Armstrong served as Global Head of Franchise Sales. Mr. Armstrong earned a Bachelor of Commerce from the University of Sydney in 2003. He started his career with UBS Investment Bank, where he was stationed in London (2004), Zurich (2006), Singapore (2010) and New York (2011). From August 2006 to March 2010, Mr. Armstrong was responsible for managing the bank’s Global Spot Foreign Exchange Trading business before relocating to New York, where he helped establish UBS’s Foreign Exchange Algorithmic Trading Desk. Upon his subsequent return to Australia, Mr. Armstrong was part of the inaugural F45 Training community in Paddington, Sydney. Mr. Armstrong was instrumental in building out the Australian franchise network before turning his focus to F45’s international expansion in 2016, specifically focusing on Asia, the United Kingdom and Europe. In addition to his role as F45’s Chief Revenue Officer, Mr. Armstrong has also been an F45 franchisee since 2015.

Brittany Bailey-Cooper. Brittany Bailey-Cooper has served as our Chief People Officer since July 2023. She previously served as our Senior Vice President People & Culture upon joining the company in November 2022. Prior to joining F45, Ms. Bailey-Cooper was the HR Leader for Amazon Fashion and Buy with Prime with a focus on technology, science, and emerging business. Prior to her tenure at Amazon she spent 17 years in HR and Benefits consulting where she served as outsourced VP of HR for global clients in healthcare and social services. Ms. Bailey-Cooper received her Bachelor of Business Administration from The University of Texas and her Juris Doctorate from Texas A&M University. She is licensed to practice law in Texas.

Thomas Dowd. Thomas Dowd has served as the F45’s President and Chief Executive Officer since April 2023 and as a director since July 2023. Mr. Dowd first joined the Company as a consultant in March 2023. Prior to joining F45, Mr. Dowd served as Chief Executive Officer of the lifestyle nutrition brand, Performance Inspired Nutrition, a company that he co-founded and led alongside Mark Wahlberg, our Chief Brand Officer and member of our board of directors. Mr. Dowd served in this role at Performance Inspired Nutrition from January 2016 to March 2023. Mr. Dowd has also worked as an independent consultant and investor since 2014, focusing on the wellness and consumer goods industries. Over the last twelve years, Mr. Dowd has partnered with Mr. Wahlberg in various ventures as Manager of MW/TD Inspired, an investment group they co-founded, including Performance Inspired Nutrition, Wahlburgers, and F45. Prior to his work as a consultant, entrepreneur, and investor, Mr. Dowd spent 25 years at GNC Holdings, Inc. (NYSE: GNC) from March 1989 to September 2014, ending as Executive Vice President, Chief Merchandising Officer, and General Manager. Mr. Dowd held various positions during his time at GNC, including serving as Senior Vice President of Stores and Operations, and assisting with GNC’s initial public offering in 2011. He has also served on the boards of Capstone Manufacturing, Healthy Natural Delights, and SlimFast. We believe Mr. Dowd is qualified to serve on our board of directors due to his position as our President and Chief Executive Officer and his knowledge of the fitness and wellness industries.

Patrick Grosso. Patrick Grosso has been F45’s Chief Legal Officer since October 2019 and Interim Chief Financial Officer since July 2023. Mr. Grosso has over 20 years of legal and financial experience, where he has advised on strategic efforts to grow national and global brands and financial transactions, including initial public offerings, recapitalizations, asset acquisitions and the sale of a public company. From March 2018 to April 2019, Mr. Grosso served as Chief Financial Officer, Chief Administrative Officer and Chief Legal Officer for Upwell Health, LLC, a branded national pharmacy concept focused on helping individuals with chronic conditions, where he was responsible for finance, accounting, supply chain, legal, compliance and human resources. From 2016 until March 2018, he was self-employed as an attorney. From 2013 to 2016, Mr. Grosso served as Vice President, Strategic Initiatives and Corporate Affairs and Chief Legal Officer for Skullcandy, Inc. (Nasdaq: SKUL - Acquired), a global consumer electronics brand sold in over 80 countries, where he was responsible for multiple departments globally and the public sale process of the company. From 2008 to 2012, Mr. Grosso served as Vice President and General Counsel for Tilly’s, Inc. (NYSE: TLYS - IPO), a branded national clothing retailer, where his responsibilities included transitioning the company from being privately held to publicly traded. From 2001 to 2008, Mr. Grosso served in various leadership roles for national mortgage lenders. Mr. Grosso was also an associate with the international law firm of Latham & Watkins LLP and an attorney with the U.S. Securities and Exchange Commission, Division of Corporation Finance. Mr. Grosso holds a Juris Doctor from Pepperdine University and a Bachelor of Science in Economics, with a focus on Industrial Economics, from California State Polytechnic University, Pomona. Mr. Grosso is licensed to practice law in California, with inactive licenses in Texas and Washington, D.C. and is a Certified Public Accountant (inactive).

Brian Killingsworth. Brian Killingsworth has served as F45’s Chief Marketing Officer since March 2022. Brian is an experienced marketing executive with experience guiding MLB, NFL and NHL brands. Prior to coming to F45, Brian most recently was the Global CMO for Legends, a premium experiences company that specializes in providing holistic solutions for sports and entertainment organizations from 2021 to 2022, where he led all aspects of the company’s marketing and brand vision. Prior to joining Legends, Brian was Chief Marketing Officer for the Vegas Golden Knights (NHL), from 2017 to 2021, where he oversaw the team’s marketing, strategy, branding, communications, content, digital, analytics, retail, concessions, fan development, broadcasting, community relations, youth hockey and new business ventures. Brian was part of the leadership team that launched the Golden Knights franchise, becoming one of the most successful expansion teams in sports history. He joined the Golden Knights after serving as Chief Marketing Officer of the Tampa Bay Buccaneers (NFL), where he oversaw all aspects of the Buccaneers brand, including marketing, advertising, content, digital, broadcasting, analytics, research, youth programs, community relations and events and entertainment. Before joining the Buccaneers, Brian was Vice President of Marketing and Brand Strategy for the St. Louis Rams (NFL). Earlier in his career, he spent 10 years with the Tampa Bay Rays (MLB) as the Senior Director of Marketing and Promotions. Brian graduated from Flagler College with a Bachelor’s degree in Communications and earned his MBA, Marketing & Management degree from the University of South Florida.

Ryan Mayes. Ryan Mayes has served as F45’s Chief Operating Officer since July 2023. Prior to his appointment as Chief Operating Officer, Mr. Mayes served as F45’s Chief Strategy Officer and held such role since October 2021. Prior to joining F45, Mr. Mayes spent 11 years at Goldman Sachs in the Investment Banking Division where he advised private and public companies in the consumer and retail industries on various strategic transactions such as M&A, IPOs and other financings. He received his Bachelor of Science in Business Administration from The Ohio State University.

Mark Wahlberg. Mark Wahlberg joined F45’s board of directors in March 2019. He was appointed to F45’s board of directors by MWIG LLC, a special purpose private investment vehicle he leads with FOD Capital, pursuant to MWIG’s director designation rights under the Stockholders’ Agreement (see “ —Composition of our Board of Directors”). Mr. Wahlberg has also served as F45’s Chief Brand Officer since March 2023. Mr. Wahlberg is a well-known actor, producer, investor and entrepreneur. He is a co-founder and manager of numerous businesses, including Wahlburgers, a restaurant chain that has expanded to 32 locations in North America and Europe; Performance Inspired Nutrition, a sports supplement line which now includes over 50 products; Municipal Apparel LLC, a designer and retailer of sport utility apparel; and Unrealistic Ideas LLC, a production company specializing in reality and non-scripted productions; and Flecha Azul, a premium tequila brand. Mr. Wahlberg is also a co-owner of the Columbus, Ohio Mark Wahlberg Chevrolet and Mark Wahlberg Buick GMC, car dealerships. In addition, Mr. Wahlberg served on the board of directors of AQUAhydrate, Inc. from January 2011 to February 2019. A committed philanthropist, Mr. Wahlberg started the Mark Wahlberg Youth Foundation in 2001 to benefit inner-city children and teens. We believe Mr. Wahlberg is qualified to serve on our board of directors due to his entrepreneurial experience as well as his knowledge of the fitness and wellness industries.

Information About Our Directors

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our amended and restated certificate of incorporation and amended and restated bylaws provide that our board of directors is divided into three classes, as nearly equal in number as practicable, with members of each class serving staggered three-year terms. Our amended and restated bylaws also provide that the authorized number of directors be fixed exclusively from time to time by resolution of the board of directors. The classification of directors has the effect of making it more difficult for stockholders to change the composition of our board. Our board of directors currently consists of 13 members with Eugene Davis serving as Chairman.

Directors designated as Class I directors have initial terms expiring at our 2025 Annual Meeting of Stockholders and until the election and qualification of their respective successors in office. Directors designated as Class II directors have initial terms expiring at our 2023 Annual Meeting of Stockholders and until the election and qualification of their respective successors in office. Directors designated as Class III directors have initial terms expiring at our 2024 Annual Meeting of Stockholders and until the election and qualification of their respective successors in office.

Pursuant to the Stockholders Agreement described under “Certain Relationships and Related Person Transactions—Stockholders’ Agreement,” certain parties to the Stockholders’ Agreement have the right to designate a certain number of nominees for election to our board of directors, as described below:

•two representatives designated by GIL SPE, LLC (“GIL”), owned by Adam Gilchrist;

•for so long as MWIG LLC (“MWIG”) continues to beneficially own at least 50% of the shares of common stock issued upon conversion of our convertible preferred stock in our initial public offering (subject to adjustment for stock splits and the like), two representatives designated by MWIG, or for so long as MWIG beneficially owns at least 30% of the shares of common stock issued to MWIG upon conversion of our convertible preferred stock in our initial public offering (subject to adjustment for stock splits and the like), one representative designated by MWIG; and

•for so long as Kennedy Lewis Management LP (“KLIM”), or its affiliates continue to beneficially own at least 30% of the shares of common stock issued upon conversion of our convertible notes into shares of common stock in our initial public offering (subject to adjustment for stock splits and the like), one representative designated by KLIM; provided that such individual is independent under the applicable standards of the SEC and the exchange upon which the Company is listed.

GIL has nominated Messrs. Adam Gilchrist and James Feltman for nomination and election to our board of directors, MWIG has nominated Messrs. Michael Raymond and Mark Wahlberg for nomination and election to our board of directors and KLIM nominated Mr. Eugene Davis for nomination and election to our board of directors.

The following table sets forth information with respect to our directors:

Name	Age	Class	Director Since	Current Term Expires	Position at the Company	Committee Membership
						AC	CC	NCGC
Lisa Gavales*	60	II	2023	2023	Director		M	M
Elizabeth Josefsberg*	52	II	2021	2023	Director		M	M
James Feltman*	73	II	2023	2023	Director
Anthony Pasqua	45	II	2023	2023	Director
Thomas Dowd	60	III	2023	2024	Director
Adam Gilchrist	45	III	2017	2024	Director
Eugene Davis**	68	III	2022	2024	Director	C		C
Michael Raymond*	68	III	2019	2024	Director			M
Mark Wahlberg	52	I	2019	2025	Director
Timothy Bernlohr*	64	I	2023	2025	Director	M	C
Richard Monje	70	I	2023	2025	Director
Steven Scheiwe*	63	I	2023	2025	Director	M	M
Raphael Wallander*	50	I	2023	2025	Director	M

AC: Audit Committee CC: Compensation Committee NCGC: Nominating and Corporate Governance Committee						M – Member C – Chairperson
* Independent Director **Independent Director and Audit Committee Financial Expert

Messrs. Dowd’s and Wahlberg’s biographies appear above under “—Information About Our Executive Officers.” Biographies of the remaining directors appear below:

Timothy Bernhlohr. Timothy Bernlohr joined our board of directors in February 2023. Mr. Bernlohr currently serves as the managing member of TJB Management Consulting, LLC, a consultant to businesses in transformation and a provider of interim executive management and strategic planning services. Mr. Bernlohr founded TJB Management Consulting in 2004. Mr. Bernlohr also currently serves as Chairman of the board of directors of Skyline Champion (NYSE:SKY), a member of the board of directors of WestRock Company (NYSE:WRK), and a member of the board of directors of International Seaways, Inc. (NYSE:INSW). Mr. Bernlohr previously served as a director of Smurfit-Stone Container Corporation from 2010 until it was acquired by RockTenn Company in 2011, and he served as a director of RockTenn from 2011 until the effective date of the 2015 merger of RockTenn and MeadWestvaco Corporation. From 1997 to 2005, he served in various executive capacities, including as president and CEO of RBX Industries, Inc. Prior to joining RBX Industries, Mr. Bernlohr spent 16 years in various management positions with Armstrong World Industries, Inc. Mr. Bernlohr holds a degree from The Pennsylvania State University. We believe Mr. Bernlohr is qualified to serve on our board of directors due to his experience as a strategic consultant, a director of various publicly traded companies, and a CEO of an international manufacturing company. We believe this background provides him with broad corporate strategy and global business experience.

Eugene Davis. Eugene Davis joined our board of directors in November 2022, and has served as Chairman of the Board since February 2023. He was appointed to F45’s board of directors by KLIM pursuant to KLIM’s director designation rights under the Stockholders’ Agreement (see “ —Composition of our Board of Directors”). Since 1999, he has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held consulting firm which he founded in 1999 that specializes in restructuring and governance issues, liquidation management, merger and acquisition consulting, proxy contests, and other related matters for public and private businesses. Prior to founding PIRINATE Consulting, Mr. Davis served in a number of executive roles including as Chief Operating Officer of Total-Tel Communications, Inc., Vice Chairman and Chief Executive Officer of Sport Supply Group, and Vice Chairman and President of Emerson Radio Corporation, all publicly traded companies. Mr. Davis also previously served on a number of public company boards, including the boards of Sanchez Energy Corp., Parker Drilling, U.S. Concrete, Verso, VICI Properties, and Atlas Iron Ltd. Prior to these roles, Mr. Davis practiced law as a Partner at each of Holmes, Millard & Duncan, P.C. in Dallas, Texas and Arter & Hadden in Dallas, Texas. Mr. Davis received a Bachelor of Arts in International Politics, a Master’s degree in International Affairs, and a juris doctorate from Columbia University. We believe Mr. Davis is qualified to serve on our board of directors due to his extensive public company consulting experience, as well as due to his legal background and leadership roles with public companies.

James Feltman. James Feltman joined our board of directors in April 2023. He was appointed to F45’s board of directors by GIL pursuant to GIL’s director designation rights under the Stockholders’ Agreement (see “ —Composition of our Board of Directors”). Mr. Feltman currently serves as a senior managing director of Teneo, a management consulting company. Mr. Feltman began working at Teneo in March 2023. Prior to his role at Teneo, Mr. Feltman served as a managing director of the Restructuring practice at Kroll, a risk and financial advisory solutions company. Mr. Feltman was with Kroll from August 2015 until March 2023. Since 2021, Mr. Feltman has also served as the Co-Founder and Director of two digital commerce entities, Jupiter NFT Corp and BarrelX LLC. Mr. Feltman has served as a fiduciary in a variety of roles since 2018, including as Federal Receiver, Bankruptcy Trustee, Chief Restructuring Officer and Responsible Officer for businesses dealing with distressed circumstances both in and out of court. Earlier in his career, Mr. Feltman spent over two decades with large accounting firms and was previously a partner at Mesirow Financial, Arthur Andersen LLP and KPMG LLP. Mr. Feltman holds a M.P.S. from Cornell University and a B.A. from the University of Wisconsin. He is also a Certified Public Accountant. We believe Mr. Feltman is qualified to serve on our board of directors due to his significant accounting experience, financial advisory and restructuring experience and service in fiduciary capacities, including as directors of other companies.

Lisa Gavales. Lisa Gavales joined our board of directors in February 2023. Ms. Gavales presently serves as the non-executive chair of the board of directors of Jane.com and has held this position since 2021. Ms. Gavales also previously served as lead independent director of Gold Standard Baking, Inc. from 2019 to 2022, and as an independent director of Forever21, from 2019 to 2020. Ms. Gavales served as a director of Destination Maternity Corp. (NASDAQ:DEST) from 2019 to 2020 and also worked as Chairman in the office of the CEO for Destination Maternity Corp. from June to December 2019. Prior to such directorships, Ms. Gavales provided interim leadership for Bluestem Group, Inc., starting in October 2017 until April 2019, as President of its Northstar portfolio and from October 2017 to January 2018, as

Interim Chief Executive Officer of Bluestem Group. From November 2014 to June 2017, Ms. Gavales was Chairman, Chief Executive Officer and President of Things Remembered, where she was instrumental in streamlining the company, and innovating shipping and manufacturing processes, providing better assortments with shorter delivery times. Before that, she served as President and Chief Marketing Officer of Talbots from 2013 to 2014. From 2008 to 2013, Ms. Gavales was Executive Vice President, Chief Marketing Officer at EXPRESS where she led the launch of express.com and reinvigoration of the brand. Earlier in her career, Ms. Gavales spent over a decade at Bloomingdale’s where she held a variety of positions including: Senior Vice President of Marketing, where she was responsible for the launch of bloomingdales.com, General Merchandise Manager, and SVP of Planning. Ms. Gavales also sits on the boards of: Bluestem Brands, True Religion, and Goodwill of Greater Cleveland. Ms. Gavales holds an MBA and BS from the University of Bridgeport. We believe that Ms. Gavales’ strong operational leadership experience and background in brand building, digital marketing and e-commerce are extremely valuable to the Company.

Adam Gilchrist. Adam Gilchrist is a serial entrepreneur with 20 years’ experience in franchising, marketing and product development. Mr. Gilchrist co-founded the Company and served as Co-Chief Executive Officer from 2014 to 2019, when he was appointed as sole Chief Executive Officer and served in such role until July 2022. Mr. Gilchrist has served as a member of the Company’s board of directors since 2017, and also served as Executive Chairman of the board of directors from July 2021 to July 2022. The first business Mr. Gilchrist founded was an e-payment service in Australia, which he sold to a public company. The second business he founded was Zippy Shell, a successful mobile self-storage company in the United States. Mr. Gilchrist also represented Australia in the Australian Schoolboy and U19 Rugby Teams and attended the Australian Institute of Sport on scholarship. As our co-founder and former Chief Executive Officer, Mr. Gilchrist brings a wealth of experience with our business and industry to our board of directors, and his demonstrated business acumen and skills in entrepreneurship and business strategy make him qualified to serve on our board of directors.

Elizabeth Josefsberg. Elizabeth Josefsberg joined our board of directors in July, 2021. Liz Josefsberg CPT, NES has over 20 years of experience in the health, wellness and weight loss industry. Since 2013 she has served as a consultant for GreaterThan Fitness Inc., a consulting firm she founded, which specializes in wellness program development based on behavior modification and the online education of wellness through technology. Ms. Josefsberg’s work today centers on advising and consulting for companies at the intersection of weight loss, wellness and emerging health solutions. She also consults in the wearable technology sector, creates weight loss programs for companies and is deeply involved in helping technology enabled weight loss and health devices come to market. She has authored several weight-loss books, most notably, Target 100—The World’s Simplest Weight Loss Program in Six Easy Steps, and is a frequent motivational speaker and panelist at health and wellness events like CES. Prior to founding her consulting firm, Ms. Josefsberg worked for 11 years as the Director of Brand Advocacy on the science and content teams and as a celebrity weight loss coach and Leader for Weight Watchers. We believe Ms. Josefsberg is qualified to serve on our board of directors due to her extensive knowledge and experience in the health and wellness industry.

Richard Monje. Mr. Monje joined our board of directors in July 2023. Mr. Monje currently serves as a Managing Director and Head of Legal Strategy at Kennedy Lewis Investment Management LLC, the investment manager to certain of our significant stockholders. Mr. Monje joined Kennedy Lewis in August 2019. Prior to joining Kennedy Lewis, Mr. Monje was a partner at the law firm of Dake, Braun and Monje from January 2006 to August 2019. In this role, he consulted with clients regarding litigation and business and transactional matters, with a focus on general business, real property, construction and development, land use entitlements, CEQA, and related entity and business counseling. Mr. Monje has held a number of leadership roles in the legal field, including at various law firms and as general counsel. Mr. Monje received his B.A. in Political Science and Government from the University of San Francisco, and his J.D. from UC Hastings College of the Law. We believe Mr. Monje is qualified to serve on our board of directors due to his breadth of experience serving in leadership roles within the legal field, and his focus on advising a wide range of companies in business and transactional matters.

Anthony Pasqua. [Anthony Pasqua joined our board of directors in May 2023. Mr. Pasqua currently serves as a partner, Chief Financial Officer and Chief Operating Officer of Kennedy Lewis Investment

Management LLC, the investment manager to certain of our significant stockholders. Mr. Pasqua joined Kennedy Lewis in November 2017. In his roles at Kennedy Lewis, Mr. Pasqua has direct responsibility across legal, finance, compliance, IT and human resources, and also serves on the firm’s executive committee. Mr. Pasqua formerly served as the Chief Operating Officer and Chief Financial of several credit-related hedge funds, including Magnolia Road Capital, L.P. from November 2016 to October 2017, Snow Park Capital Partners LP from March 2015 to November 2016, and Ellis Lake Capital, where he was a founding member, from November 2009 to March 2015. Mr. Pasqua graduated from East Stroudsburg University with a B.A. in Business Management and earned his MBA from Fairleigh Dickinson University. Mr. Pasqua is also a Certified Public Accountant. We believe Mr. Pasqua is qualified to serve on our board of directors due to his breadth of experience serving in executive leadership roles.

Michael Raymond. Michael Raymond joined our board of directors in March 2019. He was appointed to our board of directors by MWIG LLC, a special purpose private investment vehicle led by FOD Capital and Mark Wahlberg, pursuant to MWIG’s director designation rights under the Stockholders’ Agreement (see “—Composition of our Board of Directors”). Mr. Raymond has served as Manager of FOD Capital since December 2017. Mr. Raymond has practiced law for over 38 years in the areas of securities regulation, corporate finance, mergers & acquisitions and general corporate matters. From 2004 to 2019, Mr. Raymond served as a senior member in the Corporate, M&A, Private Equity, Securities and Tax Group of Dickinson Wright PLLC, a national full-service law firm. From 2008 to 2017, Mr. Raymond served as the Practice Department Manager. Mr. Raymond transitioned to Of Counsel in 2020 and continues to serve in that role in addition to his duties with FOD Capital. Mr. Raymond received his B.A. and M.S.A. (Accountancy) degrees from DePaul University, his J.D. degree from John Marshall Law School and an L.L.M. (Securities Regulation) degree from Georgetown University Law Center. We believe Mr. Raymond is qualified to serve on our board of directors due to his legal background, especially with regard to his extensive knowledge of corporate governance matters from his over 38 years of advising clients on the topic, as well as his business acumen which he has gained from both his legal representation of a vast number of public and private companies and from his business and investment experience in serving as Manager of FOD Capital.

Steven Scheiwe. Steven Scheiwe joined the board of directors in February 2023. Since May 2001, Mr. Scheiwe has served as President of Ontrac Advisors, Inc., a management and business consulting firm that provides analysis and management services to a range of both public and private companies. Through his role with Ontrac, he currently serves on several boards of directors, including Mr. Cooper Group (NASDAQ:COOP), and has served on over 20 private company boards in the past. Prior to his work with Ontrac, Mr. Scheiwe was the Chief Executive Officer of Teletrac, Inc., a wireless location and telecommunication service provider. Mr. Scheiwe was elected as the Chief Executive Officer and a member of the board of directors of Teletrac in 1999 and served in those roles until 2001. Mr. Scheiwe holds a JD from Washburn University School of Law and a BA from the University of Colorado. We believe Mr. Scheiwe is qualified to serve on our board of directors due to his vast experience in corporate leadership positions and extensive board of director experience, as well as his experience providing management and business advice to board of directors and executive officers.

Ralph Wallander. Ralph Wallander joined the board of directors in February 2023. Since April 2018, Mr. Wallander has served as the Owner, Chairman and Chief Executive Officer of Maxwell Bay Advisors LLC, a platform created for independent director services, restructuring consulting and alternative asset management consulting. Through Maxwell Bay Advisors, Mr. Wallander has served on the boards of over ten private companies and provided consulting services to companies in an array of industries. Since 2007, Mr. Wallander has served in various capacities with Wayzata Investment Partners LLC, including Corporate Counsel, a Principal and the General Counsel. Wayzata is an SEC-registered investment adviser focused on distressed debt, special situations and underperforming assets. Prior to joining Wayzata, Mr. Wallander worked as an attorney in private practice, with a focus on bankruptcy, restructuring and litigation. Mr. Wallander holds a JD and BA from the University of Minnesota. We believe that Mr. Wallander’s vast experience working as a director and consulting with boards of directors will be an asset to our board of directors. We believe his background will provide our board of directors with a strong business strategy expertise.

Committees of the Board of Directors

Our board of directors established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members of each committee will serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time. Each committee operates under a written charter, available on our website at https://ir.f45training.com/governance/governance-documents/default.aspx.

Corporate Governance Guidelines

Our board of directors has also adopted Corporate Governance Guidelines to formalize its governance practices, which serve as a framework within which our board of directors and its committees operate. These principles cover a number of areas, including the role of our board of directors, board composition and leadership structure, director independence, director selection, qualification and election, director compensation, executive sessions, CEO evaluation, succession planning, annual board assessments, board committees, director orientation and continuing education, stockholder engagement and others. A copy of our Corporate Governance Guidelines is available on our website at ir.f45training.com.

Code of Business Conduct and Ethics

In addition to the Corporate Governance Guidelines, the board of directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Business Conduct and Ethics, in addition to our Corporate Governance Guidelines, serve as the foundation for the Company’s system of corporate governance. They also provide guidance for maintaining ethical behavior, require that directors and employees comply with applicable laws and regulations, prohibit conflicts of interest and provide mechanisms for reporting violations of the Company’s policies and procedures.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC or NYSE rules, the Company will disclose such amendment or waiver and the reasons therefor on its website at ir.f45training.com.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC or written representations that no Form 5 was required, during the year ended December 31, 2022, we believe that our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities timely filed all reports required under Section 16(a) of the Exchange Act, except that, due to administrative error, the following reports required under Section 16(a) were filed late: (1) a Form 3 reporting Mr. Davis as an insider of the Company, (2) a Form 4 reporting the grant of restricted stock with respect to Mr. Davis, (3) a Form 4 reporting the withholding of stock to satisfy tax withholding obligation on the vesting of restricted stock with respect to Mr. Grosso in March 2023, (4) a Form 4 reporting the withholding of stock to satisfy tax withholding obligations on the vesting of restricted stock with respect to Ben Coates, a former director and former Interim Chief Executive Officer, in January 2023, (5) a Form 4 reporting the withholding of stock to satisfy tax withholding obligations on the vesting of restricted stock with respect to Mr. Coates in February 2023 and (6) a Form 4 reporting the withholding of stock to satisfy tax withholding obligations on the vesting of restricted stock with respect to Mr. Coates in March 2023.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation received by, or earned by, our named executive officers during 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Nonequity Incentive Plan Compensations	All Other Compensation	Total
Ben Coates, Former Interim CEO	2022	$442,308		$700,000	$937,055		$5,610	$2,084,973
Adam Gilchrist, Former President and CEO(2)	2022	$1,400,000	$1,900,000(3)				$6,023,545(4)	$9,323,545
	2021	$1,766,096(5)					$1,374,418	$3,140,514
Chris Payne, Former Chief Financial Officer	2022	$1,050,000	$3,470,000(6)	$2,000,000	$608,560		$28,488(10)	$7,157,048
	2021	$992,956(5)	$200,000(7)	$14,631,294			$122,044	$15,946,294
Luke Armstrong, Chief Revenue Officer	2022	$1,200,000	$480,000(8)	$2,000,000	$608,560		$28,002(10)	$4,316,562
	2021	$604,502		$14,631,294			$111,222	$15,347,018
Patrick Grosso, Chief Legal Officer, Secretary and Interim Chief Financial Officer	2022	$1,000,000	$450,000(9)	$2,445,706	$152,138		$28,152(10)	$4,075,996

(1)
Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718) of stock and option awards granted during the applicable year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 20—Stock-based compensation of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the award vests or is exercised

(2)	Mr. Gilchrist stepped down as our President and Chief Executive Officer and Mr. Coates assumed the role of Interim Chief Executive Officer, effective July 24, 2022. Effective March 30, 2023, Mr. Coates stepped down as Interim Chief Executive Officer.
(3)	Represents a 2022 transaction bonus awarded to Mr. Gilchrist.
(4)
Consists of severance payments of $4,800,000 million and payment of $1,200,000 for housing expenses, pursuant to Mr. Gilchrist’s Separation Agreement dated July 24, 2022 and Company paid premiums of health and welfare benefits $23,545.

(5)
A portion of this amount for 2021 ($1,503,826 for Mr. Gilchrist and $330,292 for Mr. Payne) was paid in Australian dollars and converted into United States dollars based on the exchange rate of 0.7534 for the eleven calendar months to November 30, 2021. For Mr. Gilchrist, such portion includes the payout of Australian leave benefits in accordance with the requirements of Australian law.

(6)	Represents a retention payment made to Mr. Payne of $2,400,000 and an award of a 2022 transaction bonus of $1,070,000.
(7)	Represents a transaction bonus awarded to Mr. Payne in connection with the completion of a sale of company securities.
(8)	Represents a 2022 transaction bonus awarded to Mr. Armstrong.
(9)	Represents a 2022 transaction bonus awarded to Mr. Grosso.
(10)	Consists of Company paid premiums of health and welfare benefits.

Narrative Disclosure Regarding Summary Compensation Table Base Salaries

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage the business of the company and execute its business strategies. Base salaries for our named executive officers are established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant.

Annual Bonuses

For fiscal year 2022, certain of our NEOs were eligible to receive an annual incentive bonus determined as a percentage of base salary based upon the achievement of pre-established corporate performance goals and evaluation of individual performance. The target award opportunity for Messrs. Gilchrist and Payne was 100% of base salary and the target award opportunity for Mr. Armstrong and Mr. Grosso is 75% of base salary. Neither Mr. Gilchrist nor Mr. Payne was eligible to receive an annual incentive bonus payout for the year due to their terminations of employment. As Interim CEO, Mr. Coates was not eligible to participate in the annual incentive bonus plan. For 2022, Mr. Armstrong and Mr. Grosso did not receive an annual incentive bonus.

Equity Incentives

We maintain the F45 Training Holdings Inc. 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which we currently grant stock option and restricted stock unit awards to eligible participants. In 2022, for his service as a non-employee director prior to his appointment as Interim CEO, Mr. Coates received a grant under our non-employee director compensation program of 42,735 shares of restricted stock. In addition, as compensation for his service as Interim CEO, Mr. Coates was awarded 220,264 restricted stock units and 1,000,000 stock options. Mr. Gilchrist did not receive any equity awards in 2022. In 2022, Messrs. Payne and Armstrong were each awarded 155,642 restricted stock units and 155,642 stock options and Mr. Grosso was awarded 896,052 restricted stock units and 38,910 stock options.

Executive Employment Arrangements

On July 5, 2021, we entered into new employment agreements, or the Employment Agreements, with each of Messrs. Gilchrist, Payne, Armstrong, and Grosso. Mr. Armstrong’s and Mr. Grosso’s agreements were amended and restated on July 13, 2023. The Employment Agreements superseded all prior employment agreements and arrangements. The Employment Agreements provide for at-will employment and are for no specified term; provided, however, that if a change in control occurs, the agreement will continue for at least 24 months thereafter. Each executive is (or was, as applicable) entitled to receive an annual base salary (in 2022, $1,200,000 for Mr. Gilchrist, $1,000,000 for Mr. Payne, $600,000 for Mr. Armstrong and $450,000 for Mr. Grosso) and has (or had, as applicable) a target annual bonus opportunity equal to a percentage of base salary (100% for Messrs. Gilchrist and Payne and 75% for Mr. Armstrong and Mr. Grosso). The executives are (or were, as applicable) entitled to participate in the Company’s benefit plans and they may receive other benefits consistent with past practice. Following the end of the fiscal year, we amended the Employment Agreement for each of Mr. Armstrong and Mr. Grosso to provide, among other things, for a base salary equal to $780,000 and $700,000, respectively.

On September 20, 2022, we entered into an employment agreement with Mr. Coates in connection with his service as the Interim Chief Executive Officer (as amended, the “Coates Employment Agreement”). The Coates Employment Agreement provided for a term that would expire upon the earlier of July 31, 2023 and the date Mr. Coates’ employment with the Company terminates for any reason. Pursuant to the Coates Employment Agreement, Mr. Coates was eligible for a base salary at a rate of $1,500,000 per annum with (i) $1,000,000 payable in cash and (ii) $500,000 paid in the form of a restricted stock units award subject to vesting in 12 equal installments at the end of each calendar month. The Coates Employment Agreement provided that Mr. Coates was eligible to participate in any employee benefits or compensation practices generally available to other executive officers, including paid time off policies.

Outstanding Equity Awards at 2022 Fiscal-Year End

The following table shows certain information regarding outstanding equity awards at December 31, 2022 for our NEOs:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that Have Not Vested ($)
Ben Coates (former interim CEO)	1,000,000			$2.27	8/18/2032
						42,735(1)	$121,795
						128,487(2)	$366,188
Adam Gilchrist (former CEO)

Chris Payne (former CFO)

Luke Armstrong, Chief Revenue Officer		155,642(3)		$12.85	3/16/2032
						155,642(3)	$443,580
Patrick Grosso, Chief Legal Officer, Secretary and Interim Chief Financial Officer		38,910(3)		$12.85	3/16/2032
						919,490(4)	$2,620,547

(1) Represents an award of restricted stock granted to Mr. Coates in his capacity as a director prior to becoming our Interim Chief Executive Officer. The award vested on June 13, 2023.
(2) These restricted stock units vested in equal monthly installments through July 31, 2023.
(3) This award vests in three equal annual installments on each of March 16, 2023, 2024, and 2025.
(4) 38,910 of these restricted stock units vest in three equal annual installments on each of March 16, 2023, 2024, and 2025. 23,438 of these restricted stock units vested on July 19, 2023, and 857,142 of these restricted stock units vests in two equal annual installments on each of August 18, 2023 and 2024.

Potential Payments Upon Termination or Change-in-Control

Pursuant to the terms of the Employment Agreements with Mr. Armstrong and Mr. Grosso, in the event of a “covered termination” (as defined in the applicable Employment Agreement) that occurs not in connection with a change in control, subject to execution of a release of claims in favor of the Company and compliance with certain restrictive covenants, each executive will receive (i) in the case of Mr. Armstrong, a cash severance payment equal to $2,400,000 if such termination occurs prior to May 31, 2024 or the equivalent of six (6) months of Mr. Armstrong’s base salary plus target bonus opportunity, if such termination occurs on or after May 31, 2024 and, in the case of Mr. Grosso, an amount equal to the equivalent of six (6) months of Mr. Grosso’s base salary plus target bonus opportunity, (ii) payout of the executive’s target bonus at the same time bonuses are paid to other senior executives, (iii) 18 months of COBRA premium reimbursements (or in the case of Mr. Armstrong, if such termination occurs after May 31, 2024, six (6) months of COBRA premium reimbursements), and (iv) vesting of equity awards. In the event of a “covered termination” that occurs within the 12 month period following a “change in control” (as defined in the applicable Employment Agreement), the executives will receive the same payments and benefits described above, provided that payment of the target bonus pursuant to (ii) will be made as soon as administratively practicable following effectiveness of the release of claims. If termination of employment occurs as a result of the executive’s death or disability, executive (or executive’s beneficiaries or estate, as the case may be) will be entitled to receive executive’s target bonus, pro-rated for the length of employment during the year of termination, payable in a lump sum as soon as practicable following such termination. The executives are bound by certain restrictive covenants, including a restriction on competing with the Company for a two-year period following termination of employment.

Under the Coates Employment Agreement, in connection with his termination of employment and subject to his execution of a release in favor of the company, Mr. Coates became eligible to receive a cash severance payment in an amount equal to $500,000 and his unvested restricted stock units that were scheduled to vest on March 31, 2023 became vested on the date of termination. Mr. Coates continues to serve as a member of the Board of Directors.

In connection with Mr. Gilchrist’s termination, we entered into a separation agreement with him effective as of July 24, 2022, which had the effect of terminating his Employment Agreement. Pursuant to the separation agreement, Mr. Gilchrist remains available to provide transition services to the extent needed by the Company and Mr. Gilchrist remains on the Board as a Class III, non-employee director. Under the terms of the separation agreement, Mr. Gilchrist is eligible to receive the following payments and benefits, subject to certain agreed conditions set forth in the separation agreement, including a release of claims in favor of the company and compliance with certain restrictive covenants: (i) a one-time cash payment of $4,800,000; (ii) commencing on August 1, 2022, payment by the Company of a 12-month lease of Mr. Gilchrist’s residence in Florida, with an annual lease amount of up to $1,200,000; (iii) reimbursement for COBRA premiums for Mr. Gilchrist and his covered dependents for up to eighteen months; (iv) relocation expenses up to $20,000; (v) reimbursement of legal fees related to the separation agreement; and (vi) a one-time cash payment of $1,000,000. As a non-employee member of the Board, as of July 24, 2022, Mr. Gilchrist became eligible to receive compensation pursuant to the Company’s non-employee director compensation program as described in more detail below.

On July 25, 2022, we entered into an amendment to the Employment Agreement with Mr. Payne. Pursuant to the amendment, so long as Mr. Payne remained employed through October 15, 2022, Mr. Payne would become entitled to a cash retention bonus in the amount of $2,400,000, along with accelerated vesting of his outstanding and unvested equity awards, and 18 months of Company-paid COBRA. He would also be eligible for the relocation benefits provided for in his existing Employment Agreement following any termination of employment following that date. The amendment also provided that if Mr. Payne received these retention payments and benefits, he would not be entitled to any additional severance compensation or benefits under his Employment Agreement in connection with any termination of employment with the company. Therefore, in connection with his termination in November 2022, he became entitled to the foregoing benefits in lieu of the severance provisions set forth in his Employment Agreement.

Retirement Benefits

We offer our eligible employees, including our eligible named executive officers, the opportunity to participate in our tax-qualified 401(k) plan. Employees can contribute a percentage of their eligible earnings up to the Internal Revenue Service’s annual limits on a before-tax basis, which is generally $22,500 for 2023. As currently established, the company is not required to make and to date has not made any contributions to the 401(k) plan.

Pension Benefits

None of our named executive officers participate in or have an account balance in any qualified or non-qualified defined benefit plan sponsored by us.

Nonqualified Deferred Compensation

We have not offered any nonqualified deferred compensation plans or arrangements or entered into any such arrangements with any of our named executive officers.

No Tax Gross-ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid by us.

Director Compensation

Pursuant to our non-employee director compensation program, each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards. For purposes of such compensation arrangements, a “non-employee director” refers to a director who is not an employee of ours. We do not compensate our employee directors for their service on our board of directors. Our non-employee directors receive the following annual retainers for their service, paid quarterly and prorated for any partial year of service:

Position	Retainer
Board of Directors Member	$100,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$10,000
Audit Committee Member	$10,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Member	$5,000
Lead Independent Director	$25,000

The annual payments are paid quarterly, in arrears, and prorated for any partial year of service. Non-employee directors may elect to receive the annual payments in cash or entirely in the form of restricted stock that will vest quarterly.

Non-employee directors also receive an annual equity award of restricted stock valued at $200,000 based on the closing price of our common stock on the date of grant. The annual restricted stock award vests in full on the one-year anniversary of the date of grant.

For any non-employee continuing director that previously received an annual equity award based on the date of the company’s previous annual shareholder meeting, that director will receive successive annual grants based on that date rather than the director’s date of appointment.

Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their activities as directors.

Non-Employee Director Compensation for 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Eugene Davis(6)	$12,902	$200,000	$212,902
Angelo Demasi(2)	$82,500	$200,000	$282,500
Vanessa Douglas(2)	$50,481	$203,180	$253,661

Richard Grellman(3)	$123,750	$200,000	$323,750
Elizabeth Josefsberg	$215,000	$200,000	$415,000
Michael T. Raymond	$112,500	$200,000	$312,500
Darren Richman(4)	$—	$—	$—
Mark Wahlberg	$100,000	$200,000	$300,000
Lee Wallace(2)	$84,375	$200,000	$284,375
Ruth Zukerman(5)	$13,846	$200,000	$213,846

(1)
Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation—Stock Compensation”) of stock awards granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 20 to our consolidated financial statements, Stock-Based Compensation, in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts may not correspond to the actual value eventually realized by each director because the value depends on the market value of our common stock at the time the award vests. As of December 31, 2022, Mr. Davis held 61,538 unvested restricted stock awards, Mr. Demasi held 42,735 unvested restricted stock awards, Ms. Douglas held 42,735 unvested restricted stock awards, Mr. Grellman held 42,735 unvested restricted stock awards, Ms. Josefsberg held 42,735 unvested restricted stock awards, Mr. Raymond held 42,735 unvested restricted stock awards, Mr. Richman held zero unvested restricted stock awards, Mr. Wahlberg held 42,735 unvested restricted stock awards, Dr. Wallace held 42,735 unvested restricted stock awards and Ms. Zukerman held no unvested restricted stock awards. None of our non-employee directors during 2022 held any stock options as of December 31, 2022.

(2)	Messrs. Demasi and Wallace and Ms. Douglas resigned as non-employee directors effective February 13, 2023.
(3)	Mr. Grellman resigned as a non-employee director effective December 20, 2022.
(4)	Mr. Richman waived his right to compensation in 2022. Mr. Richman resigned as a non-employee director effective November 14, 2022.
(5)	Ms. Zukerman resigned as a non-employee director effective February 13, 2022.
(6)	Mr. Davis was appointed on November 15, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of October 10, 2023 by the following individuals or groups:

•each person known to us to beneficially own more than 5% of any class of our outstanding common stock;
•each of our directors;
•all of our named executive officers (as listed in the Summary Compensation Table above); and
•all of our directors and executive officers as a group.

A total of 97,516,791 shares of the Company’s common stock were issued and outstanding as of October 10, 2023.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of October 10, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for persons listed in the table is c/o F45 Training Holdings Inc., 3601 South Congress Avenue, Building E, Austin, Texas 78704.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Total Outstanding Common Stock(1)
5% Stockholders
MWIG LLC(2)	22,396,924	23.0%
GIL SPE, LLC(3)	22,918,486	23.5%
Funds managed by Kennedy Lewis Management LP(4)	14,061,993	14.4%
Caledonia (Private) Investments Pty Limited(6)	7,174,651	7.4%
Bardin Hill Investment Partners(7)	6,431,300	6.6%
L1 Capital Funds(5)	4,627,101	4.7%

Directors and Director Nominees:
Michael Raymond(2)(8)	22,452,860	23.0%
Eugene Davis(9)	61,538	*
Mark Wahlberg	1,661,184	1.7%
Elizabeth Josefsberg	55,936	*
Timothy Bernlohr(10)	69,686	*
Steven Scheiwe(10)	69,686	*
Lisa Gavales(10)	69,686	*
Raphael Wallander(10)	69,686	*
James Feltman	—	—%
Adam Gilchrist(11)	23,088,986	23.7%
Anthony Pasqua	—	—%
Thomas Dowd	220,493	*
Richard Monje	—	—%
Named Executive Officers:
Ben Coates(12)	1,275,652	1.3%
Luke Armstrong(13)	589,118	*
Chris Payne	583,377	*
Patrick Grosso(14)	298,889	*
Directors, director nominees and executive officers as a group (16 persons)	49,983,400(15)	79.9%

*	Designated ownership of less than 1% of the Company’s outstanding Common stock.

(1)
Applicable percentage of ownership is based upon 97,516,791 shares of common stock outstanding as of October 10, 2023, and the relevant number of shares of common stock issuable upon exercise of stock options or other awards which are exercisable or have vested or will be exercisable or will vest within 60 days of October 10, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Except as otherwise indicated below, to our knowledge, all persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2)
FOD Capital LLC owns approximately 72% of the membership interests in MWIG LLC (“MWIG”) and is the sole manager of MWIG. Mr. Raymond, one of our directors, is the sole manager of FOD Capital LLC and as such may be deemed to beneficially own the shares of our common stock beneficially owned by MWIG. Mr. Wahlberg owns approximately 28% of the membership interests of MWIG. The address of MWIG is 7009 Shrimp Road, Suite 4 Key West, FL 33040.

(3)
Represents shares of our common stock owned of record by GIL. GIL’s sole member and manager is Adam Gilchrist [a member of our board of directors]. Accordingly, Mr. Gilchrist is deemed to beneficially own the shares of our common stock owned of record by GIL. The information regarding the number of shares beneficially owned was obtained from a Schedule 13G filed by Mr. Gilchrist with the SEC on April 22, 2022.

(4)
Includes (i) 2,109,759 shares of common stock held directly by Kennedy Lewis Capital Partners Master Fund LP (“KLIM Master Fund I”); (ii) 9,728,141 shares of Common stock held directly by Kennedy Lewis Capital Partners Master Fund II LP (“KLIM Master Fund II”); and (ii)2,224,093 shares of common stock held directly by Kennedy Lewis Capital Partners Master Fund III LP (“KLIM Master Fund III” and together with KLIM Master Fund II and KLIM Master Fund I, the “KLIM Funds”).

Kennedy Lewis Management LP (the “Adviser”) acts as investment adviser to the KLIM Funds. KLM GP LLC (“KLIM”) is the general partner of the Adviser. Kennedy Lewis Investment Management LLC (“Kennedy Lewis”) is the owner and control person of KLIM. David Chene and Darren Richman (one of the Company’s directors) are the managing members and control persons of Kennedy Lewis. Each of the Adviser, KLIM and Kennedy Lewis may be deemed to exercise voting and investment power over and thus may be deemed to beneficially own the shares of common stock held by each of the KLIM Funds due to their relationship with the KLIM Funds.

Kennedy Lewis GP I LLC (“Fund I GP”) is the general partner of KLIM Master Fund I. Kennedy Lewis Investment Holdings LLC (“Holdings”) is the managing member of Fund I GP. David Chene and Darren Richman are the managing members of Holdings. Each of Fund I GP and Holdings may be deemed to exercise voting and investment power over, and thus may be deemed to beneficially own, the shares of common stock held by KLIM Master Fund I due to their relationship with KLIM Master Fund I. David Chene and Darren Richman, in their capacities as managing members of Kennedy Lewis, and managing members of Holdings, may be deemed to exercise voting and investment power over and thus may be deemed to beneficially own securities held by KLIM Master Fund I due to their relationship with KLIM Master Fund I.

Kennedy Lewis GP II LLC (“Fund II GP”) is the general partner of KLIM Master Fund II. Kennedy Lewis Investment Holdings II LLC (“Holdings II”) is the managing member of Fund II GP. David Chene and Darren Richman are the managing members of Holdings II. Each of Fund II GP and Holdings II may be deemed to exercise voting and investment power over and thus may be deemed to beneficially own the shares of common stock held by KLIM Master Fund II due to their relationship with KLIM Master Fund II.

Kennedy Lewis GP III LLC (“Fund III GP”) is the general partner of KLIM Master Fund III. Holdings II is the managing member of Fund III GP. David Chene and Darren Richman are the managing members of Holdings II. Each of Fund III GP and Holdings II may be deemed to exercise voting and investment power over and thus may be deemed to beneficially own the shares of Common stock held by KLIM Master Fund III due to their relationship with KLIM Master Fund III. David Chene and Darren Richman, in their capacities as managing members of Kennedy Lewis, and managing members of Holdings II, may be deemed to exercise voting and investment power over and thus may be deemed to beneficially own the securities held by KLIM Master Fund II and KLIM Master Fund III due to their relationships with KLIM Fund Master Fund II and KLIM Master Fund III.

The information regarding the number of shares beneficially owned was obtained from a Schedule 13D/A filed by KLIM with the SEC on July 27, 2023. The address for KLIM is 225 Liberty Street, Suite 4210, New York, NY 10281.

(5)
The L1 Capital Funds consist of (i) L1 Capital Long Short Fund, (ii) L1 Long Short Fund Limited, and (iii) L1 Capital Long Short (Master) Fund. The L1 Capital Funds have entered into an Investment Management agreement with L1 Capital Pty Ltd. As the sole owner of L1 Capital Pty Ltd, First Maven Pty Ltd may be deemed to beneficially own these shares of common stock, and as the directors of First Maven Pty Ltd, each of Mark Landau and Raphael Lamm may be deemed to beneficially own these shares of common stock. First Maven Pty Ltd, Mr. Landau and Mr. Lamm have shared voting and dispositive power over these shares of common stock. The information regarding the number of shares beneficially owned was obtained from a Schedule 13G/A filed by the L1 Capital Funds on May 5, 2023. The address of L1 Capital Funds is c/o L1 Capital Pty Ltd Level 45, 101 Collins Street Melbourne VIC 3000 Australia.

(6)
The information regarding the number of shares beneficially owned was obtained from a Schedule 13G/A filed by Caledonia (Private) Investments Pty Limited (“Caledonia”) with the SEC on February 14, 2023, which indicates that Caledonia has sole voting and dispositive power with respect to 7,174,651 shares, and shared voting and dispositive power with respect to 0 shares. The address of Caledonia is Level 10, 131 Macquarie Street, Sydney, NSW, 2000, Australia.

(7)
Represents shares of our common stock directly held by certain funds and/or accounts managed by Bardin Hill Investment Partners LP (“Bardin Hill Partners”) directly or by its indirect wholly owned subsidiaries, Bardin Hill Arbitrage IC Management LP or Bardin Hill Arbitrage UCITS Management LP. Bardin Hill Investment Partners GP LLC (“Bardin Hill Partners GP” and together with Bardin Hill Partners, “Bardin Hill”) is the general partner of Bardin Hill Partners. Jason Dillow is the Chief Executive Officer and Chief Investment Officer of Bardin Hill Partners. The information regarding the number of shares beneficially owned was obtained from a Schedule 13G filed by Bardin Hill and Jason Dillow with the SEC on February 13, 2023. According to the Schedule 13G, Bardin Hill Partners, Bardin Hill Partners GP and Mr. Dillow have shared voting and dispostive power with respect to 6,431,300 shares of our common stock and sole voting and dispositive power with respect to 0 shares of our common stock. The address of Bardin Hill is 299 Park Ave, 24th Floor, New York, NY 10171.

(8)
As disclosed in footnote (2), Mr. Raymond is the sole manager of FOD Capital LLC, which is the sole manager of MWIG. As such, Mr. Raymond may be deemed to beneficially own the shares of our Common stock beneficially owned by MWIG.

(9)	Represents restricted stock that vests November 14, 2023.
(10)	Represents restricted stock that vests February 14, 2024.
(11)
Includes (i) 1,750,500 shares of our common stock held in trust for certain of Mr. Gilchrist’s family members, and (ii) 22,918,486 shares of our common stock owned of by GIL, all of which shares Mr. Gilchrist’s may be deemed to have shared voting and investment power with respect to the Schedule 13G filed by Mr. Gilchrist with the SEC on April 22, 2022.

(12)	Includes currently exercisable stock options representing the right to purchase a total of 1,000,000 shares of common stock.
(13)	Includes currently exercisable stock options representing the right to purchase a total of 51,880 shares of common stock.
(14)	Includes currently exercisable stock options representing the right to purchase a total of 12,970 shares of common stock.
(15)
Includes (i) (A) 1,750,500 shares of our common stock held in trust for certain of Mr. Gilchrist’s family members and (B) 22,918,486 shares of our common stock owned of record by GIL, all of which shares Mr. Gilchrist may deemed to be the beneficial owner of; (ii) 22,396,924 shares of our common stock owned by MWIG, which Mr. Raymond may be deemed to beneficially own, (iii) an aggregate of [340,282] shares of restricted stock that vest on November 14, 2023, or February 14, 2024 as set forth above, and (iv) currently exercisable stock options representing the right to purchase an aggregate of 1,064,850 shares of common stock as set forth above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to the Company’s 2021 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (column a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	5,639,501(1)	$5.25	3,555,826

(1)	Represents an aggregate of 2,191,104 options outstanding, plus an aggregate of 3,087,714 outstanding RSUs and 360,683 outstanding RSAs under our 2021 Plan.

(2)	Represents the weighted-average price of outstanding options under our 2021 Plan.

(3)	Represents the number of securities remaining available for issuance under our 2021 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are generally transactions between us and related persons and in which a related person has or will have a direct or indirect interest. The written charter of our Audit Committee provides that our Audit Committee reviews and approves in advance any related party transaction.

Our formal written policy provides that we are not permitted to enter into any related party transactions without the consent of our Audit Committee. In approving or rejecting any such transaction, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Other than the transactions described below, there have been no other “related person transactions” that require disclosure under the SEC rules since the beginning of our last completed fiscal year.

LIIT Licensing Transaction

On June 23, 2020, the Company entered into an Asset Transfer and Licensing Agreement with LIIT LLC (“LIIT”) an entity wholly-owned by Adam Gilchrist (F45’s Co-Founder, director and former Chief Executive Officer). Pursuant to this agreement, F45 sold to LIIT certain at-home exercise equipment packages (including the intellectual property rights thereto) for $1.0 million payable on or before December 31, 2020. LIIT assumed all outstanding rights and obligations related to these exercise equipment packages from F45. In addition, pursuant to this agreement, LIIT will receive access to F45’s library of programming related to existing and future fitness content for the duration of the license period of 10 years. In exchange for this license, LIIT will pay F45 an annual license fee equal to the greater of (a) $1.0 million and (b) 6% of the annual gross revenue of LIIT, less any payments made by LIIT to third parties in connection with the sale of such exercise equipment packages payable annually on July 30. This agreement will expire on July 1, 2030, unless otherwise terminated upon mutual agreement of F45 and LIIT. Upon termination or expiration of this agreement, LIIT must: (i) immediately cease all use and application of the licensed intellectual property; (ii) promptly return to F45, or otherwise dispose of as F45 may instruct, all documents, databases, lists and materials (whether hard copy or electronic form) including any advertising and promotion material, labels, tags, packaging material, advertising and promotional matter and all other material relating to the licensed intellectual property in the possession or control of LIIT; and (iii) immediately cease to hold itself out as having any rights in relation to the licensed intellectual property from the date of termination.

On July 24, 2022, the Company and LIIT mutually agreed to terminate the Asset Transfer and Licensing Agreement in exchange for termination of the outstanding receivable balance pursuant to the terms of the

Separation Agreement with Adam Gilchrist. The termination of the outstanding receivable of $2.0 million is included in Selling, general, and administrative expenses of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The Company recognized $0.5 million and $1.0 million of revenue, respectively, and no cost of sales, in conjunction with the transaction with LIIT during the years ended December 31, 2022 and 2021. The outstanding receivable balance as of December 31, 2021 was $1.5 million.

European Master Franchise Agreement

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”), with Club Sports Group, LLC, or Club Sports, an affiliate of Kennedy Lewis Management (“KLIM”), the investment manager to significant stockholders of the Company, pursuant to which the Company granted Club Sports the master franchise rights for F45 in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by Club Sports. In accordance with the agreement, F45 will assign existing franchise agreement rights to approximately 174 studios previously signed by the Company. Following December 31, 2022, the Company and Club Sports have engaged in discussions regarding a first amendment to the MFA that, among other things, may extend the transition time period during which Club Sports is required to assume franchisor and administrative duties.

New Credit Agreement

On February 14, 2023, the Company entered into a credit agreement (the “New Credit Agreement”), with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of KLIM, the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The New Credit Agreement provides for a $90 million, five-and-a-half-year term loan facility (the “Term Loan”), at an original issue discount of 3.00% payable in kind. The proceeds from the Term Loan were used by the Company to pay down $20.1 million of existing indebtedness and accrued interest and fees on its existing credit facility with JPMorgan Chase Bank, N.A., and to pay down other liabilities of the Company and for general corporate purposes. The obligations under the New Credit Agreement are secured by substantially all of the assets of the Company and the Guarantors.

Amounts outstanding under the New Credit Agreement accrue interest at a rate of 12.00% per annum, payable in kind. Upon repayment or acceleration of the Term Loan (including in connection with a change of control), the Company is required to pay an exit fee equal to: (i) 35% of the then-current principal balance of the Term Loan during the first 12 months following closing of the Term Loan; (ii) 25% of the then-current principal balance of the Term Loan during the next 12 months; and (iii) 10% of the then-current principal balance of the Term Loan thereafter.

Franchise Relationships

Mr. Gilchrist, a member of our board of directors and the controlling person of one of our significant stockholders, is also a franchisee. Through his ownership interest in Group Training LLC (100%) and GGS Training LLC (33% owner), he owns one F45 studio and two F45 studios, respectively, as of December 31, 2022. The studios generated royalties of approximately $60,000 as of December 31, 2022. These franchise agreements are commensurate with other franchise agreements executed during the same time period.

As part of the Separation Agreement entered into by and between Mr. Gilchrist and the Company, Mr. Gilchrist agreed to transfer the assets of, and all rights to, the ownership and operation of each F45 Training studio located in Venice, California, Santa Monica, California, and Pacific Palisades, California, and agreed to terminate the related franchise agreements in exchange for termination of outstanding receivable balance of approximately $850,000 owed to the Company related to the particular studios.

Messrs. Wahlberg and Raymond, both of whom are members of our board of directors, as well as Mr. Raymond’s wife, Dannielle Raymond, are also franchisees. [MADE Fitness LLC had one open studio as of December 31, 2022, FOD 3 Fitness LLC had one open studio as of December 31, 2022 (which was purchased by FOD 3 Fitness from an unrelated third party in July of 2020), and FOD 2 Fitness LLC is in the process of opening one studio]. Mr. Wahlberg owns 10% and Mr. and Mrs. Raymond own 60% in each of MADE Fitness LLC and FOD 2 Fitness LLC. Mr. and Mrs. Raymond own 100% of FOD 3 Fitness LLC. In accordance with the terms of the franchise agreements between us, on the one hand, and each of MADE Fitness LLC, FOD 2 Fitness LLC, and FOD 3 Fitness LLC on the other hand, MADE Fitness LLC, FOD 2 Fitness LLC, and FOD 3 Fitness LLC have collectively paid to us franchise fees and World Pack fees, which totaled approximately $98,000 during fiscal 2022. The franchise agreements with MADE Fitness LLC, FOD 2 Fitness LLC, and FOD 3 Fitness LLC are commensurate with other franchise agreements executed during the same time period.

On June 15, 2021, we entered into a long-term multi-unit studio development agreement (the “Development Agreement”) with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM. Pursuant to the Development Agreement, we have granted to Club Franchise the right to develop, and Club Franchise has agreed to develop, at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be opened within 18 months of the date of the Development Agreement.

Club Franchise is obligated to pay to us the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by us of the studio site. Club Franchise has also agreed to pay us a development fee of $7,500,000 as follows: (i) $1,875,000 upon execution of the Development Agreement (which amount has been paid); (ii) $1,875,000 by June 2022; (iii) $1,875,000 by December 2022; and (iv) $1,875,000 by December 2023. In fiscal year 2022, Club Franchise paid us $1,875,000 in these fees. Consistent with other franchise agreements in the United States entered into since July 2019, Club Franchise also will be required to pay us a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue. The payment of monthly franchise fees commenced with respect to 25 studios, regardless of whether such studios were open by July 2022, and each month thereafter Club Franchise is required to pay monthly franchise fees to us in respect of additional studios with monthly franchise fees for 150 studios payable by December 2022. With respect to the remaining 150 studios, we and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay us other fees, including fees related to marketing and equipment and merchandise, some of which we have agreed to provide at a discounted rate.

Pursuant to the Development Agreement, we have agreed that Club Franchise will have a right of first offer in its development area for any other existing or future concepts, including FS8, developed or acquired by us. We have also agreed that Club Franchise will be our preferred partner with respect to new concepts and that we will in good faith consult with Club Franchise regarding the development of new concepts before they are actively marketed to the general public (which does not include our existing franchisees).

Unless earlier terminated by us, the Development Agreement will terminate on the date that Club Franchise opens its 300th studio. We have the right to terminate the Development Agreement if, among other things (i) we exercise our right to terminate two or more franchise agreements with Club Franchise within a calendar year; (ii) Club Franchise has breached the Development Agreement and fails to cure such breach within 30 days of formal notice of such breach; (iii) Club Franchise becomes insolvent or (iv) Club Franchise fails to comply with its payment obligations under the Development Agreement.

Other Commercial Relationships

F45 Training Incorporated, one of our subsidiaries, is a party to a guaranty of lease, or the Guaranty of Lease, dated as of October 1, 2017, which Guaranty of Lease was reaffirmed by F45 Training

Incorporated as of March 4, 2021. Pursuant to the Guaranty of Lease, F45 Training Incorporated has guaranteed, among other things, to the landlord of a studio in Pacific Palisades, California, which studio is leased by F45 Westside LLC, pursuant to a lease that commenced in January 2016 and expires on February 29, 2024, full, complete and timely payment and performance of the lease and any amendments thereto, required to be performed by F45 Westside LLC, in its capacity as tenant under the lease, including, but not limited to, payment of all rent, additional rent, taxes and any other monetary obligations. F45 Westside LLC is owned by Mr. Gilchrist.

Separation Agreements

On July 26, 2022, the Company announced that President, Chief Executive Officer and Chairman of the Board, Adam J. Gilchrist, was stepping down, effective as of July 24, 2022 (the “separation date”). Mr. Gilchrist remained a director of the Company, as a Class III, non-employee director. Mr. Gilchrist has entered into a Separation Agreement with the Company, effective as of the separation date (the “Separation Agreement”).

Under the terms of the Separation Agreement, Mr. Gilchrist is eligible to receive the following payments and benefits, subject to certain agreed conditions set forth in the Separation Agreement: (i) a one-time cash payment of $4,800,000; (ii) commencing on August 1, 2022, payment by the Company of a 12-month lease of Mr. Gilchrist’s residence in Florida, with an annual lease amount of up to $1,200,000; (iii) reimbursement for COBRA premiums for Mr. Gilchrist and his covered dependents for up to eighteen months; (iv) relocation expenses up to $20,000; (v) reimbursement of legal fees related to the Separation Agreement; and (vi) a one-time cash payment of $1,000,000. As a non-employee member of the board, as of the separation date, Mr. Gilchrist is eligible to receive compensation pursuant to the Company’s non-employee director compensation program.

Indemnification Agreements

Our amended and restated bylaws permit us to indemnify our executive officers and directors to the fullest extent permitted by law, subject to limited exceptions. We have entered into indemnification agreements with each of our executive officers and directors that provide, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Item 14. Principal Accountant Fees and Services

The following is a summary of Deloitte’s fees for professional services rendered to us for the fiscal years ended December 31, 2022 and December 31, 2021.

	Fiscal 2022	Fiscal 2021
Audit Fees (1)	$4,034,261	$2,147,075
Audit-Related Fees	$0	$0
Tax Fees(2)	$175,000	$0
All Other Fees	$0	$0
Total	$4,209,261	$0

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and additional work performed in connection with the company’s initial public offering.

(2)	Tax Fees represent fees associated with a transfer price study.

Pre-Approval of Audit and Non-Audit Services Policy

In connection with our initial public offering, the board of directors adopted a written policy for the pre-approval of certain audit and non-audit services which the Company’s independent registered public accounting firm provides. The policy balances the need to ensure the independence of the accounting firm while recognizing that in certain situations the firm may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Certain basic services may also be pre-approved by the Chairman of the Audit Committee under the policy. However, any service that is not specifically pre-approved under the policy must be specifically pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm. In determining whether or not to pre-approve services, the Audit Committee determines whether the service is a permissible service under the SEC’s rules, and, if permissible, the potential effect of such services on the independence of the Company’s independent registered public accounting firm. All of the fees identified in the table above were approved in accordance with SEC requirements and, following our initial public offering, pursuant to the policies and procedures described above.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

a.Consolidated Financial Statements
1.Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.Consolidated Balance Sheets as of December 31, 2022 and 2021
3.Consolidated Statements of Operations and Comprehensive Loss
4.Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity
5.Consolidated Statements of Cash Flows

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
4.2
Warrant Purchase Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

4.3	Form of Immediately Exercisable Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).
4.4	Form of 50% Utilization Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).
4.5
Registration Rights Agreement, dated May 13, 2022, by and between F45 Training Holdings Inc., Drawbridge DSO Securities LLC, Fortress Lending III Holdings L.P., Fortress Lending Fund II MA-CRPTF LP and Fortress Lending II Holdings, L.P. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

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

10.36
Limited Liability Company Agreement of FAFC LLC, dated as of May 16, 2022, by and among Club Sports Group LLC, F45 Training Holdings Inc. and each other person admitted to FAFC LLC as a member thereto from time to time** (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

10.37
Credit Agreement, dated as of May 13, 2022, among F45 SPV Finance Company, LLC, as borrower, F45 Training Holdings Inc. and Fortress Credit Corp., as administrative agent, collateral agent and a lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

10.38
Limited Guaranty, dated as of May 13, 2022, between F45 Training Holdings Inc. and Fortress Credit Corp. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

10.39
Second Amendment to the Amended and Restated Credit Agreement, dated as of May 13, 2022, among F45 Training Holdings Inc., as borrower, F45 Training Incorporated, as franchisor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 and incorporated herein by reference).

10.40
Waiver Under Credit Agreement, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated July 25, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2022 and incorporated herein by reference).

10.41
Separation Agreement, by and between Adam J. Gilchrist and F45 Training Holdings Inc., dated July 24, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2022 and incorporated herein by reference).

10.42
Amendment No. 1 to Executive Employment Agreement by and between Chris Payne and F45 Training Holdings Inc., dated July 25, 2022 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2022 and incorporated herein by reference).

10.43
Employment Agreement, by and between Ben Coates and F45 Training Holdings Inc., dated September 20, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022 and incorporated herein by reference).

10.44
Credit Agreement, dated as of February 14, 2023, by and among F45 Training Holdings Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and as Australian security trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 and incorporated herein by reference).

10.45
Letter Agreement, dated as of February 14, 2023, among F45 Training Holdings Inc. and the lender under that certain Credit Agreement, dated as of February 14, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 and incorporated herein by reference).

10.46
Third Amendment to the Amended and Restated Credit Agreement, dated as of February 14, 2023, among F45 Training Holdings Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023 and incorporated herein by reference).

10.47
Letter Agreement, by and between Ben Coates and F45 Training Holdings Inc., dated March 7, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2023 and incorporated herein by reference).

10.48
Consent Under Amended and Restated Credit Agreement, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated March 31, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023 and incorporated herein by reference).

10.49
Consent Under Subordinated Credit Agreement, dated as of February 14, 2023, by and among F45 Training Holdings Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and as Australian security trustee., dated March 31, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023 and incorporated herein by reference).

10.50
Executive Employment Agreement by and between Tom Dowd and F45 Training Holdings Inc., dated March 30, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023 and incorporated herein by reference).

10.51
Letter Agreement by and between Mark Wahlberg and F45 Training Holdings Inc., dated March 30, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023 and incorporated herein by reference).

10.52
Amendment to Side Letter, dated as of April 14, 2023, among F45 Training Holdings Inc. and each Lender signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023 and incorporated herein by reference).

10.53
Separation Agreement, by and between Ben Coates and F45 Training Holdings Inc., dated April 29,2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2023 and incorporated herein by reference).

10.54
Consent Under Amended and Restated Credit Agreement, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated May 12, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2023 and incorporated herein by reference).

10.55
Consent Under Subordinated Credit Agreement, dated as of February 14, 2023, by and among F45 Training Holdings Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent for the secured parties., dated May 12, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2023 and incorporated herein by reference).

10.56
Amendment to Side Letter, dated as of July 13, 2023, by and among F45 Training Holdings Inc. and each Lender signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023 and incorporated herein by reference).

10.57#
Amended and Restated Executive Employment Agreement, entered into as of July 13, 2023, by and between Patrick Grosso and F45 Training Holdings Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023 and incorporated herein by reference).

10.58#
Amended and Restated Executive Employment Agreement, entered into as of July 13, 2023, by and between Ryan Mayes and F45 Training Holdings Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023 and incorporated herein by reference).

10.59#
Amended and Restated Executive Employment Agreement, entered into as of July 13, 2023, by and between Luke Armstrong and F45 Training Holdings Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023 and incorporated herein by reference).

10.60
Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2021, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated June 30, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023 and incorporated herein by reference).

10.61
Consent Under Subordinated Credit Agreement, dated as of February 14, 2023, by and among F45 Training Holdings Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent for the secured parties., dated June 30, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023 and incorporated herein by reference).

10.62
Consent Under Amended and Restated Credit Agreement, by and among F45 Training Holdings Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee, dated August 31, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023 and incorporated herein by reference).

10.63
Consent Under Subordinated Credit Agreement, dated as of August 31, 2023, by and among F45 Training Holdings Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent for the secured parties (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023 and incorporated herein by reference).

10.64
Consent Under Amended and Restated Credit Agreement, dated September 15, 2023, by and among F45 Training Holdings Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2023 and incorporated herein by reference).

10.65
Consent Under Subordinated Credit Agreement, dated as of September 15, 2023, by and among F45 Training Holdings Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent for the secured parties (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2023 and incorporated herein by reference).

10.66
Consent Under Amended and Restated Credit Agreement, dated September 29, 2023, by and among F45 Training Holdings Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Australian Security Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2023 and incorporated herein by reference).

10.67
Consent Under Subordinated Credit Agreement, dated as of September 29, 2023, by and among F45 Training Holdings Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent for the secured parties (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2023 and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant
24.1*	Power of Attorney (included on signature page on this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: October 20, 2023	By:	/s/ Patrick Grosso
Patrick Grosso
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Tom Dowd	Chief Executive Officer (Principal Executive Officer) and Director	October 20, 2023
Tom Dowd

/s/ Patrick Grosso	Interim Chief Financial Officer (Principal Accounting and Financial Officer) and Chief Legal Officer	October 20, 2023
Patrick Grosso

/s/ Eugene Davis	Chairman of the Board of Directors	October 20, 2023
Eugene Davis

/s/ Timothy Bernlohr	Director	October 20, 2023
Timothy Bernlohr

/s/ Steven Scheiwe	Director	October 20, 2023
Steven Scheiwe

/s/ Raphael Wallander	Director	October 20, 2023
Raphael Wallander

/s/ Elizabeth Josefsberg	Director	October 20, 2023
Elizabeth Josefsberg

/s/ James Feltman	Director	October 20, 2023
James Feltman

/s/ Richard Monje	Director	October 20, 2023
Richard Monje

/s/ Richard Gavalaes	Director	October 20, 2023
Richard Gavalaes

/s/ Anthony Pasqua	Director	October 20, 2023
Anthony Pasqua