Form 10-Q
period 2023-03-31
F45 Training Holdings Inc.
filed 2023-11-07
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common stock, par value $0.00005	Trading Symbol FXLV	Name of each exchange on which registered OTC Markets

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No
As of November 6, 2023, there were approximately 97,516,791 shares of the registrant's common stock outstanding.
1

F45 Training Holdings Inc.
Form 10-Q

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:
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
•our ability to raise capital, including potential effects from our delisting from the New York Stock Exchange (“NYSE”) and anticipated deregistration of our common stock from the Securities and Exchange Commission (“SEC”);
•our ability to successfully integrate any acquisitions, or realize their anticipated benefits;
•the high level of competition in the health and fitness industry;
•economic, political and other risks associated with our international operations, including due to international conflicts;
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
•our business model being susceptible to litigation; and
•additional factors discussed in our SEC filings, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on October 23, 2023.

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
3

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on October 23, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward- looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$53,730	$5,265
Restricted cash	68	69
Accounts receivable, net	4,101	9,929
Due from related parties, net	115	1,669
Inventories	43,058	42,497
Deferred costs	1,891	1,886
Prepaid expenses	6,698	7,850
Other current assets	6,485	6,279
Total current assets	116,146	75,444
Lease right-of-use asset	13,905	14,258
Property and equipment, net	9,665	10,035
Goodwill	2,110	2,145
Intangible assets, net	6,269	6,262
Deferred costs, net of current portion	10,601	10,916
Other long-term assets	21,386	23,646
Total assets	$180,082	$142,706

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$44,217	$48,485
Other current liabilities	3,298	2,559
Deferred revenue	14,190	15,929
Interest payable	464	384
Current portion of long-term debt	2,096	106
Income taxes payable	4,845	5,102
Total current liabilities	69,110	72,565
Deferred revenue, net of current portion	3,824	2,980
Long-term derivative liabilities	23,532	—
Lease liabilities, net of current portion	16,855	17,184
Long-term debt, net of current portion	125,060	88,341
Other long-term liabilities	4,502	4,548
Total liabilities	242,883	185,618
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock, $0.00005 par value; 97,063,323 and 96,705,318 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	684,909	681,338
Accumulated other comprehensive loss	(2,233)	(1,426)
Accumulated deficit	(570,763)	(548,110)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' deficit	(62,801)	(42,912)
Total liabilities and stockholders' deficit	$180,082	$142,706
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022 (As Restated)
Revenues:
Franchise (Related party: $305 and $2,616 for the three months ended March 31, 2023 and 2022, respectively)	$14,609	$19,860
Equipment and merchandise (Related party: $265 and $7 for the three months ended March 31, 2023 and 2022, respectively)	2,971	9,528
Total revenues	17,580	29,388
Costs and operating expenses:
Cost of franchise revenue	2,324	1,307
Cost of equipment and merchandise (Related party: $404 and $951 for the three months ended March 31, 2023 and 2022, respectively)	3,528	7,113
Selling, general and administrative expenses	31,504	32,116
Total costs and operating expenses	37,356	40,536
Loss from operations	(19,776)	(11,148)
Interest expense, net	3,231	126
Other (income) expense, net	(554)	622
Loss before income taxes	(22,453)	(11,896)
Provision (benefit) for income taxes	200	(2,418)
Net loss	$(22,653)	$(9,478)

Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(807)	1,016
Comprehensive loss	$(23,460)	$(8,462)

Net loss per share
Basic and diluted	$(0.23)	$(0.10)

Shares used in computing net loss per share
Basic and diluted	96,884,584	95,709,671

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2022	96,705,318	$6	$681,338	$(174,720)	$(1,426)	$(548,110)	$(42,912)
Stock-based compensation	—	—	4,087	—	—	—	4,087
Issuance of common stock upon exercise of stock options	1,366	—	—	—	—	—	—
Issuance of common stock related to settlement of RSUs	415,639	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(187,205)	—	(516)	—	—	—	(516)
Vested restricted stock awards	128,205	—	—	—	—	—	—
Net loss	—	—	—	—	—	(22,653)	(22,653)
Cumulative translation adjustment, net of tax	—	—	—	—	(807)	—	(807)
Balance as of March 31, 2023	97,063,323	$6	$684,909	$(174,720)	$(2,233)	$(570,763)	$(62,801)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	95,806,063	$5	$662,946	$(174,720)	$1,151	$(369,311)	$120,071
Stock-based compensation	—	—	487	—	—	—	487
Vested restricted stock awards	7,739	—	—	—	—	—	—
Vested restricted stock units to be issued in association with promotional agreement	914,692	1	2,963	—	—	—	2,964
Shares withheld related to net share settlement of equity awards	(1,045,661)	—	(10,991)	—	—	—	(10,991)
Net income (As Restated)	—	—	—	—	—	(9,478)	(9,478)
Cumulative translation adjustment, net of tax (As Restated)	—	—	—	—	1,016	—	1,016
Balance as of March 31, 2022 (As Restated)	95,682,833	$6	$655,405	$(174,720)	$2,167	$(378,789)	$104,069

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022 (As Restated)
Cash flows from operating activities
Net loss	$(22,653)	$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	286
Amortization of intangible assets	529	888
Amortization of deferred costs	933	626
Amortization of debt issuance costs and debt discount	207	—
Bad debt expense	5,514	1,464
Stock-based compensation	4,087	2,073
Non-cash lease expense	550	—
Provision for inventories	(17)	(52)
In-kind marketing	—	57
Unrealized foreign currency transaction gains	14	360
Impairment expense	18	—
Changes in operating assets and liabilities:
Due from related parties	—	(294)
Accounts receivable, net	2,116	(12,498)
Inventories	(572)	(9,262)
Prepaid expenses	1,148	(20,085)
Other current assets	(8,433)	(6,197)
Deferred costs	(685)	(806)
Other long-term assets	9,580	(5,375)
Accounts payable and accrued expenses	(3,774)	10,278
Deferred revenue	(1,115)	(774)
Interest payable	1,280	(104)
Income taxes payable	(310)	(2,346)
Other long-term liabilities	730	5,405
Lease liabilities	(481)	—
Net cash used in operating activities	$(10,998)	$(45,834)
Cash flows from investing activities
Purchases of property and equipment	(600)	(2,117)
Disposal of property and equipment	134	—
Purchases of intangible assets	(180)	(1,296)
Net cash used in investing activities	$(646)	$(3,413)
Cash flows from financing activities
Deferred financing costs	(5,662)	—
Borrowings under KLIM Term Loan	87,300	—
Repayments of revolving facility	(20,100)	—
Borrowings under revolving facility	—	31,600
Taxes paid related to net share settlement of equity awards	(516)	(10,991)
Net cash provided by financing activities	$61,022	$20,609
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(914)	626
Net change in cash, cash equivalents, and restricted cash	$48,464	$(28,012)
Cash and cash equivalents at beginning of period	5,265	42,004
Restricted cash at beginning of period	69	—
Cash, cash equivalents, and restricted cash at beginning of period	$5,334	$42,004
Cash and cash equivalents at end of period	53,730	13,992

	Three Months Ended March 31,
	2023	2022 (As Restated)
Restricted cash at end of period	68	—
Cash, cash equivalents, and restricted cash at end of period	$53,798	$13,992

Supplemental disclosure of noncash financing and investing activities:
Property and equipment included in accounts payable and accrued expenses	$20	$1,008
Intangible assets included in accounts payable and accrued expenses	$453	$184
Operating lease ROU assets obtained in exchange for operating lease liabilities	$164	$—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Nature of the business and basis of presentation

Organization

F45 Training Holdings Inc. and its subsidiaries (“F45 Training Holdings”, the “Company”, or “F45”) are a global fitness franchisor engaged in franchising and licensing the F45 Training, FS8, and Vive Active brands to fitness facilities in multiple countries across the globe. The Company was incorporated in the State of Delaware on March 12, 2019. The Company is headquartered in Austin, Texas.

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisees and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is wholly owned by Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 14% of the Company’s outstanding common stock, and its related affiliates, and has the right to nominate a majority of the Company’s board of directors. As of March 31, 2023, no activity has occurred through FAFC.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company consolidates variable interest entities (“VIE”) in which it is the primary beneficiary and has a controlling financial interest, which is defined as (i) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company has determined it possesses a variable interest in certain franchisee entities to which the Company provides a lease guaranty or financing (see Note 15—Commitments and contingencies) but lacks the characteristics of having a controlling financial interest. As our franchisee entities provide our franchisee the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. The Company, therefore, is not deemed to be the primary beneficiary for these franchise entities and, as a result, does not include them in the Company’s consolidation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Key estimates and judgments relied upon in preparing these unaudited interim condensed consolidated financial statements include revenue recognition, allowance for credit losses, depreciation of long-lived assets, internally developed software, amortization of intangible assets, valuation of inventory, fair value of derivative instruments, valuation of stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company currently funds its operations primarily from cash on hand, credit facilities and operating cash flow. The Company has historically incurred losses and negative cash flows from operations. The Company’s forecast for the twelve months from the date of these unaudited interim condensed consolidated financial statements could result in the possibility of insufficient resources to meet its ongoing obligations and maintain compliance with the minimum liquidity requirement of $10 million in its credit agreement. The Company has determined that these circumstances represent conditions regarding the Company’s ability to continue as a going concern before consideration of management’s plans.

In response to these conditions, the Company obtained additional financing and intends to implement the following to reduce the demands on future Company resources: i) eliminate costs associated with being a public registrant with the SEC by the filing of Form-15 as soon as it is able to; and ii) manage the cash flows associated with non-recurring expenditures, including legal fees, certain professional services fees, and others. The NYSE filed a Form 25 with the SEC on August 25, 2023 with respect to the Company to effect the withdrawal of the listing of its common stock from the NYSE and the deregistration of its common stock under Section 12(b) of the Exchange Act (which became effective on September 5, 2023), and the Company intends to file a Form 15 as soon as practicable after the Company’s outstanding filings with the SEC have been filed. Additionally, management believes that they will be successful in limiting the Company’s non-recurring expenditures and managing the timing of such expenditures for at least twelve months from the date these unaudited interim condensed consolidated financial statements are issued. As a result, the Company’s management believes that the Company will be able to continue as a going concern for at least twelve months from the date these unaudited interim condensed consolidated financial statements are issued. The unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Subordinated Credit Agreement

On February 14, 2023, the Company entered into a credit agreement (as amended, the “Subordinated Credit Agreement”) with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of Kennedy Lewis Investment Management LP (“KLIM”), the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The Subordinated Credit Agreement provides for a $90.0 million, five-and-a-half-year term loan facility (the “KLIM Term Loan”) at an original issue discount of 3.00% payable in kind. The proceeds from the KLIM Term Loan were used by the Company to pay down $20.1 million of existing indebtedness and accrued interest and fees on its existing credit facility with JPMorgan Chase Bank, N.A., and to pay down other liabilities of the Company and for general corporate purposes. The obligations under the Subordinated Credit Agreement are secured by substantially all of the assets of the Company and the Guarantors.

Amounts outstanding under the Subordinated Credit Agreement accrue interest at a rate of 12.00% per annum, payable in kind. Upon repayment or acceleration of the KLIM Term Loan (including in connection with a change of control), the Company is required to pay an exit fee equal to: (i) 35% of the then-current principal balance of the KLIM Term Loan during the first 12 months following closing of the KLIM Term Loan; (ii) 25% of the then-current principal balance of the KLIM Term Loan during the next 12 months; and (iii) 10% of the then-current principal balance of the KLIM Term Loan thereafter.

Amendment to Subordinated Credit Agreement

On October 20, 2023, the Company entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders agreed to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount. Approximately $5.0 million of the proceeds were used to pay down a portion of the loan outstanding on the Company’s existing credit facility with JPMorgan Chase Bank, N.A. In addition, the lenders provided the Company with a delayed draw facility of up to $10 million.

Note 2—Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements
As previously described in Part II Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company restated its consolidated financial statements as of and for the year ended December 31, 2021. The errors underlying the restatement also impacted the unaudited interim condensed consolidated financial statements for each of the interim periods within the year ended December 31, 2022.

Description of Restatement Errors

The errors identified as of and for the three months ended March 31, 2022 are as follows:

•Equipment and merchandise revenue - The Company prematurely recognized Equipment and merchandise revenue before the criteria under ASC 606, Revenue from Contracts with Customers (“ASC 606”) had been met. In particular, errors resulted from incorrect conclusions regarding (i) the identification and recognition of performance obligations for customer contracts and (ii) the assessment of criteria of a contract under ASC 606. The restatement resulted in a change in the timing of the recognition of revenue and deferred revenue until such transactions meet all the criteria for revenue recognition.
•Cost of equipment and merchandise - The associated Cost of equipment and merchandise for each equipment and merchandise revenue sales order was also recognized in the incorrect period.
•Vendor rebate - The Company incorrectly recognized a rebate received from a vendor.
•Income taxes - The Company recalculated its income tax expense on an annual and quarterly basis to account for the identified restatement adjustments.
•Other errors - There are other restatement errors otherwise not described in the restatement errors listed above. These errors and related restatement adjustments were not material for the three months ended March 31, 2022.

The following table presents the impact of the restatement to the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$19,860	$—	$19,860
Equipment and merchandise	30,148	(20,620)	9,528
Total revenues	50,008	(20,620)	29,388
Costs and operating expenses:
Cost of franchise revenue	1,231	76	1,307
Cost of equipment and merchandise	10,943	(3,830)	7,113
Selling, general and administrative expenses	32,090	26	32,116
Total costs and operating expenses	44,264	(3,728)	40,536
Income (loss) from operations	5,744	(16,892)	(11,148)
Interest expense, net	126	—	126
Other expense, net	570	52	622
Income (loss) before income taxes	5,048	(16,944)	(11,896)
Provision (benefit) for income taxes	2,536	(4,954)	(2,418)
Net income (loss)	$2,512	$(11,990)	$(9,478)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	906	110	1,016
Comprehensive income (loss)	$3,418	$(11,880)	$(8,462)

Per share data:
Earnings (loss) per share
Basic and diluted	$0.03	$(0.13)	$(0.10)

Shares used in computing earnings (loss) per share
Basic	95,709,671	—	95,709,671
Diluted	96,687,283	(977,612)	95,709,671

The following table presents the impact of the restatement to the unaudited interim condensed consolidated statement of cash flows for the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$2,512	$(11,990)	$(9,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	286	—	286
Amortization of intangible assets	888	—	888
Amortization of deferred costs	626	—	626
Bad debt expense	1,464	—	1,464
Stock-based compensation	2,073	—	2,073
In-kind marketing	57	—	57
Provision for inventories	(52)	—	(52)
Unrealized foreign currency transaction gains	381	(21)	360
Changes in operating assets and liabilities:
Due from related parties	(294)	—	(294)
Accounts receivable, net	(16,413)	3,915	(12,498)
Inventories	(4,160)	(5,102)	(9,262)
Prepaid expenses	(20,085)	—	(20,085)
Other current assets	(12,498)	6,301	(6,197)
Deferred costs	(1,194)	388	(806)
Other long-term assets	(8,068)	2,693	(5,375)
Accounts payable and accrued expenses	1,963	8,315	10,278
Deferred revenue	3,527	(4,301)	(774)
Interest payable	(104)	—	(104)
Income taxes payable	3,149	(5,495)	(2,346)
Other long-term liabilities	952	4,453	5,405
Net cash used in operating activities	$(44,990)	$(844)	$(45,834)
Cash flows from investing activities
Purchases of property and equipment	(2,117)	—	(2,117)
Purchases of intangible assets	(1,296)	—	(1,296)
Net cash used in investing activities	$(3,413)	$—	$(3,413)
Cash flows from financing activities
Borrowings under revolving facility	31,600	—	31,600
Taxes paid related to net share settlement of equity awards	(10,991)	—	(10,991)
Net cash provided by financing activities	$20,609	$—	$20,609
Effect of exchange rate changes on cash and cash equivalents	(218)	844	626
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,012)	—	(28,012)
Cash and cash equivalents at beginning of period	42,004	—	42,004
Cash and cash equivalents at end of period	$13,992	$—	$13,992

The impacts to the unaudited interim condensed consolidated statement of changes in stockholders’ (deficit) equity during the three months ended March 31, 2022 are an increase to Accumulated deficit of $22.7 million and an increase to Accumulated other comprehensive income of $0.7 million.

Note 3—Summary of significant accounting policies

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 3—Summary of significant accounting policies to the audited consolidated financial statements of the Company as of and for the years ended December 31, 2022 and 2021, other than as discussed below.

Concentration of credit risk

One of the Company’s customers accounted for approximately 37% of the Company’s Accounts receivable as of March 31, 2023. No customer accounted for more than 10% of the Company’s Accounts receivable as of December 31, 2022. No customer accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2023 or 2022.

Credit losses

The Company’s accounts and notes receivable are recorded at net realizable value, which includes an allowance for estimated credit losses. The Company estimates credit losses based on historical collections, age of receivable balances, the customer’s financial condition, and current economic trends, all of which are subject to change. The Company’s payment terms on its accounts receivable from franchisees are generally 30 days.

The change in the Company’s allowance for credit losses is as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$16,043	$8,132
Provisions for bad debts, included in Selling, general and administrative	5,514	1,464
Uncollectible receivables written off	(2,449)	(4,230)
Balance at end of period	$19,108	$5,366

Debt issuance costs and debt discount

The Company records debt issuance costs as a reduction to the carrying value of the related debt on the condensed consolidated balance sheets. Debt issuance costs and debt discount are amortized over the term of the related debt using the straight-line method of amortization, which approximates the effective interest method. Amortization of debt issuance costs are included in Interest expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Derivative instruments

Embedded derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative liability. The estimated fair value of the derivative feature is recorded as a liability in the consolidated balance sheets, separate from the carrying value of the host contract. Subsequent changes in the estimated fair value of the embedded derivatives are recorded as a gain or loss in within Loss on derivative liabilities in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company estimates the fair value of the embedded derivatives through a “with-and-without method” that isolates the value of the embedded derivatives by measuring the difference between the host contract’s value “with” and “without” the embedded derivatives. This method utilizes the following inputs: (i) the expected term in years, (ii) the probability of a change in control event, (iii) an exit fee, (iv) the make-whole premium discount rate, and (v) the implied discount rate. These inputs are considered Level 3 inputs in the fair value hierarchy. The host contract’s value with the embedded derivatives involves the application of an implied discount rate based on repayment and prepayment scenarios upon the estimated timing and probability weighted expected change in control events. Valuations derived from this method are subject to ongoing internal and external verification review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Recently issued accounting pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company (“EGC”). The Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Topic 326 was subsequently amended by ASU No. 2018-19, Codification Improvements, ASU No. 2019-04, Codification Improvements, ASU No. 2019-05, Targeted Transition Relief; ASU No. 2019-10, Effective Dates, ASU No. 2019-11, Codification Improvements, and ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC section on Effective Date Related to ASU 2016-02, and ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The adoption of this accounting standard on January 1, 2023 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is currently evaluating the impact of ASU 2022-06 on its consolidated financial statements; however, the Company does not believe that adoption of ASU 2022-06 will materially impact its consolidated financial statements.

Note 4—Other current assets

Other current assets consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Unbilled receivables, current	$4,873	$5,205
Rebate receivables	937	348
Prepaid taxes	407	483
Other	268	243
Total	$6,485	$6,279

Note 5—Property and equipment, net

Property and equipment, net, consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	Estimated Useful Life	March 31, 2023	December 31, 2022
	(years)
Vehicles	5	$112	$246
Furniture and fixtures	7	1,116	1,105
Office and other equipment	5	1,199	1,190
Leasehold improvements	Lesser of lease term or useful life	8,294	8,272
Construction in progress	n/a	1,004	994
		11,725	11,807
Less: accumulated depreciation		(2,060)	(1,772)
Total property and equipment, net		$9,665	$10,035

Construction in progress (“CIP”) consists of costs associated with the build-out of corporate-owned FS8 studios.

Depreciation expense related to Property and equipment was approximately $0.3 million for each of the three months ended March 31, 2023 and 2022. Depreciation expense was recorded in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Note 6—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of March 31, 2023			As of December 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$2,110	$—	$2,110	$2,145	$—	$2,145

Internal-use software	3	$6,179	$3,433	$2,746	$5,852	$3,054	$2,798
Trade names & trademarks	n/a	1,926	—	1,926	1,808	—	1,808
Customer contracts	7	721	59	662	733	30	703
Acquired software	3 - 6	962	27	935	966	13	953
Total intangible assets, net		$9,788	$3,519	$6,269	$9,359	$3,097	$6,262

The amortization expense of intangible assets was $0.5 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively, and was recorded in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 1.9 years and 1.8 years as of

March 31, 2023 and December 31, 2022, respectively. The weighted average remaining life of acquired software was 2.4 years and 2.3 years as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the expected amortization of intangible assets for future periods, excluding assets not yet placed in service of $0.1 million, is as follows (in thousands):

Future Amortization
Remainder of 2023	$1,330
2024	1,490
2025	942
2026	171
2027	162
Thereafter	99
Total	$4,194

Note 7—Other long-term assets

Other long-term assets consist of unbilled receivables, right of return asset, debt issuance costs, investments in CLF High Street Limited, long-term accounts receivable and other long-term assets. The Company recorded a right of return asset related to World Packs that were sold to franchisees pursuant to multi-unit development agreements. These agreements did not meet the criteria of a contract with a customer under ASC 606. The Company intends to recover the World Packs that were delivered, for which it has not yet received payment. The amounts for delivered World Packs have been recorded as a right of return asset. The following table summarizes Other long-term assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Unbilled receivables, net of current	$9,771	$11,112
Right of return asset	8,239	8,224
Debt issuance costs(1)	—	733
Investment in CLF High Street Limited	606	590
Long-term accounts receivable	1,900	2,135
Other long-term assets	870	852
Total	$21,386	$23,646

(1)
As of January 1, 2023, debt issuance costs and debt discount, net of accumulated amortization, were recorded as a reduction to the carrying value of the related debt within Long-term debt, net of current portion, on the unaudited interim condensed consolidated balance sheets. See Note 10—Debt for additional information.

Note 8—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$17,995	$21,767
Accrued sales tax	5,576	6,329
Accrued payroll and benefits	3,207	3,281
Accrued litigation expenses	2,525	9,613
Accrued professional fees	8,312	3,557
Accrued inventory purchases and storage costs	975	3,089
Other payables	5,627	849
Total	$44,217	$48,485

Note 9—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. During the three months ended March 31, 2023, the Company recognized approximately $4.0 million of revenue that was included in the Deferred revenue balance at the beginning of the period. The following tables reflect the change in Deferred revenue during the three months ended March 31, 2023 and 2022 (in thousands):

Deferred Revenue
Balance at December 31, 2022	$18,909
Net change	(895)
Balance at March 31, 2023	$18,014

Deferred Revenue
Balance at December 31, 2021	$22,366
Net change	(673)
Balance at March 31, 2022 (As Restated)	$21,693

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. As of March 31, 2023, remaining performance obligations were $18.0 million of which the Company expects to recognize approximately $14.2 million as revenue over the next 12 months.

Note 10—Debt

The following table provides a summary of the Company’s outstanding debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Term loan	$66,000	$—
Revolving facility	2,000	88,100
Subordinated second lien PIK loan	88,530	—
Other debt	336	347
Total debt, excluding deferred financing costs and discounts	156,866	88,447
Deferred financing costs, net	(6,353)	(733)
Discount on debt, net	(23,357)	—
Total debt	$127,156	$87,714

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

On June 23, 2020, the Company amended the Secured Credit Agreement to allow it to enter into a definitive agreement with a special purpose acquisition corporation. On October 6, 2020, the Company further amended the Secured Credit Agreement, pursuant to which amendment, the Company agreed to convert $8.0 million of the amount outstanding under the Revolving Facility to be part of the Term Facility. In addition to converting a portion of the Revolving Facility to the Term Facility, the Company agreed to repay $5.0 million of the principal amount of the Revolving Facility outstanding.

On July 19, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Term Facility. The Company used proceeds from its IPO to repay the Term Facility and Revolving Facility in the amount of $31.1 million and $7.0 million, respectively.

On August 13, 2021, the Company entered into an amended and restated credit agreement (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “Senior Credit Agreement”), which amended and restated the Secured Credit Agreement dated September 18, 2019. The Senior Credit Agreement provided for a $90.0 million five-year senior secured revolving facility (“Facility”). The Senior Credit Agreement also provided that, under certain circumstances, the Company may increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $35.0 million.

On May 13, 2022, the Company entered into a second amendment (the “Second Amendment”) to the Senior Credit Agreement. Pursuant to the Second Amendment, certain terms of the Senior Credit Agreement were amended to permit the execution of the Fortress Credit Agreement (including establishing the securitization of the franchisee loans described below) and the issuance of warrants pursuant to the Warrant Purchase Agreement.

On July 25, 2022, the Company entered into a Waiver Under Credit Agreement (the “Senior Credit Agreement Waiver”) with JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee. Pursuant to the Senior Credit Agreement Waiver, certain lenders party to the Credit Agreement agreed to waive certain defaults under the Senior Credit Agreement related to cross-default provisions associated with required minimum market capitalization thresholds under the Company’s Fortress Credit Agreement.

On February 14, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Senior Credit Agreement. Pursuant to the Third Amendment, certain amendments were made to the terms of the Senior Credit Agreement to permit the execution of a $90.0 million, five-and-a-half-year term loan facility with a lender group consisting of existing stockholders of the Company led by affiliates of Kennedy Lewis Investment Management LP. In addition, a $20.1 million repayment to the Lender was required to facilitate the carve out of a $66.0 million term loan (“Term Loan”) on the Facility, with an interest rate of the Secured Overnight Financing Rate) (“SOFR”) plus 550 basis points per annum and a two-year term, and a $2.0 million revolving credit facility (“New Revolving Facility”) (10.46% as of March 31, 2023).

In connection with the New Revolving Facility, the Lender issued standby letters of credit on behalf of the Company associated with our corporate headquarters. The outstanding commitments under these letters of credit as of March 31, 2023 totaled $1.6 million, all of which have expiration dates in less than one year. The amount of borrowings available at any time under the New Revolving Facility is reduced by the amount of letters of credit outstanding.

As a result of the reduction in borrowing capacity on the Facility with the Third Amendment, the Company, in proportion to the decrease in borrowing capacity, performed a write-off of debt issuance costs of $0.2 million during the three months ended March 31, 2023 which is included in Interest expense, net. Additionally, the Company has capitalized all new lender and third party fees paid and recognizes these fees as part of interest expense over the life of the modified debt in accordance with the effective interest method. The unamortized debt issuance cost in connection to the Facility as of March 31, 2023 and December 31, 2022 was $0.7 million and $0.7 million, respectively. The availability on the Facility as of March 31, 2023 and December 31, 2022 was $0.4 million and $0.3 million, respectively.

Subordinated Second Lien PIK Credit Agreement

On February 14, 2023, the Company entered into a subordinated credit agreement (the “Subordinated Credit Agreement”) with certain subsidiaries of the Company party thereto as guarantors (the “Guarantors”), Alter Domus (US) LLC, as administrative Agent and Australian security trustee, and the lenders party thereto. The lender group consists of existing stockholders of the Company led by affiliates of Kennedy Lewis Investment Management LP (“KLIM”), the investment manager to significant stockholders of the Company and party to the Company’s Third Amended and Restated Stockholders’ Agreement. The Subordinated Credit Agreement provides for a $90.0 million, five-and-a-half-year term loan facility (the “KLIM Term Loan”) at an original issue discount of 3.00% payable in kind. The proceeds from the KLIM Term Loan were used by the Company to pay down $20.1 million of outstanding amounts owed on the existing credit facility with JPMorgan Chase Bank, N.A., to pay down other liabilities of the Company and for general corporate purposes. The obligations under the Subordinated Credit Agreement are secured by substantially all of the assets of the Company and the Guarantors.

Amounts outstanding under the KLIM Term Loan accrue interest at a rate of 12.00% per annum, payable in kind. The outstanding balance on the loan facility as of March 31, 2023 was $88.5 million, which included $90.0 million of principal, $2.7 million in a paid-in-kind (“PIK”) fee taking the form of original issue discount, and $1.2 million of PIK interest accrued.

Certain features of the Subordinated Credit Agreement, specifically the exit fee and applicable premium, as described below, were identified as embedded derivatives and require bifurcation and separate valuation.

Exit Fee - The terms of the Subordinated Credit Agreement state that upon repayment or acceleration of the KLIM Term Loan, including in connection with a change of control, optional prepayment, or Event of Default, as defined under the Subordinated Credit Agreement, the Company is required to pay an exit fee (“Exit Fee”) equal to: (i) 35% of the then-current principal balance of the Subordinated Credit Agreement during the first 12 months following closing of the Subordinated Credit Agreement; (ii) 25% of the then-current principal balance of the Subordinated Credit Agreement during the next 12 months; and (iii) 10% of the then-current principal balance of the Subordinated Credit Agreement thereafter.

Applicable Premium - The terms of the Subordinated Credit Agreement state that in the event that a change in control shall occur, the Company shall prepay all of the outstanding KLIM Term Loan on the change in control date. The Company is also required to pay the Applicable Premium should the change in control date occur on or prior to the third anniversary of the effective date of the Subordinated Credit Agreement. The Applicable Premium is either a Make-Whole Premium, if the change in control date is prior to or on the first anniversary of the effective date of the Subordinated Credit Agreement, or a Prepayment Premium, if the change in control date occurs after the first anniversary of the effective date through the third anniversary of the effective date of the Subordinated Credit Agreement. The Make-Whole Premium is the present value of all required interest payments from the prepayment date through the first anniversary of the effective date of the Subordinated Credit Agreement. The present value is to be calculated using a discount rate equal to the Treasury Rate plus 50 basis points, plus an additional 2% of the then-current principal amount. The Prepayment Premium is 2% of the then-current principal amount if the prepayment date is after the first anniversary of the effective date but on or prior to the second anniversary of the effective date of the Subordinated Credit Agreement, or 1% of the then-current principal amount if the prepayment date is after the second anniversary of the effective date but on or prior to the third anniversary of the effective date of the Subordinated Credit Agreement, or 0% afterwards.

In accordance with ASC 815, Derivatives and Hedging, the Company identified embedded derivatives relating to the Exit Fee and Applicable Premium requiring bifurcation. See Note 11—Derivative instruments for further discussion on the Company’s accounting for the embedded derivatives.

In connection with issuing of the KLIM Term Loan, the Company repaid the Lender $20.1 million on the Facility and $5.7 million in third party fees. The Company determined that all fees paid to the lenders and third parties would result in a reduction of the initial carrying amount of the note. The Company is amortizing the debt discount and debt issuance costs into interest expense utilizing the straight-line method of amortization, which approximates the effective interest method.

March 2023 Consents under Credit Agreements

On March 31, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Consent Under Amended and Restated Credit Agreement, dated March 31, 2023 (the “JPM Credit Agreement Consent”) under the Senior Credit Agreement. In addition, on March 31, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC, entered into a Consent Under Subordinated Credit Agreement, dated March 31, 2023 (collectively with the JPM Credit Agreement Consent, the “March 2023 Consents”) under the Subordinated Credit Agreement (collectively with the Senior Credit Agreement, the “Credit Agreements”). Pursuant to the March 2023 Consents, the parties to the Credit Agreements agreed to waive certain defaults under the Credit Agreements with respect to the Company’s delayed audited financial statements for the year ended December 31, 2022 up until May 15, 2023, subject to the terms and conditions set forth in the March 2023 Consents.

Amendment of Letter Agreement

In connection with the entry into the Subordinated Credit Agreement, the Company and affiliates of KLIM entered into a letter agreement, dated as of February 14, 2023 (the “Side Letter”), as previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2023. On April 14, 2023, the Company and such affiliates of KLIM entered into an Amendment to the Side Letter, to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

May 2023 Consents Under Credit Agreements

On May 12, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Consent Under Amended and Restated Credit Agreement, dated May 12, 2023 (the “JPM Credit Agreement Consent”) under the Senior Credit Agreement. In addition, on May 12, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC, entered into a Consent Under Subordinated Credit Agreement, dated May 12, 2023 (collectively with the JPM Credit Agreement Consent, the “May 2023 Consents”) under the Subordinated Credit Agreements. Pursuant to the May 2023 Consents, the parties to the Credit Agreements agreed to extend the deadlines under the Credit Agreements with respect to delivery of the Company’s audited financial statements for the year ended December 31, 2022 and unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2023 (collectively, the “Financial Statements”), together with the accompanying compliance certificates, subject to the terms and conditions set forth in the May 2023 Consents.

Fourth Amendment to Senior Credit Agreement

On June 30, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and Australian Security Trustee, entered into a Fourth Amendment to Amended and Restated Credit Agreement, dated June 30, 2023 (the “Fourth Amendment”), amending the Senior Credit Agreement. Pursuant to the Fourth Amendment, the lenders agreed to extend the deadlines under the Senior Credit Agreement with respect to delivery of the Financial Statements and unaudited interim condensed consolidated financial statements for the quarter ended June 30, 2023, together with the accompanying compliance certificates, and financial projections, to August 31, 2023, subject to the terms and conditions set forth in the Fourth Amendment.

June 2023 Consent Under Subordinated Credit Agreement

On June 30, 2023, the Company, as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement, dated June 30, 2023 (the “June 2023 Consent”) under the Subordinated Credit Agreement. Pursuant to the June 2023 Consent, the lenders agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of the Company’s Financial Statements and unaudited interim condensed consolidated financial statements for the quarter ended June 30, 2023, together with the accompanying compliance certificates, and financial projections, to August 31, 2023, subject to the terms and conditions set forth in the June 2023 Consent.

Further Amendment of Side Letter Agreement

On July 13, 2023, the Company and affiliates of KLIM further amended the Side Letter to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Additional Consents Under Credit Agreements

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and Australian security trustee, entered into a Consent under Amended and Restated Credit Agreement (the “JPM Consents”), under the Senior Credit Agreement. Pursuant to the JPM Consents, the lenders agreed to extend the deadlines under the Senior Credit Agreement with respect to delivery of (i) the Company’s audited financial statements for the fiscal year ended December 31, 2022 (the “2022 Financial Statements”), together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s unaudited interim condensed consolidated financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023 (together with the 2022 Financial Statements, the “Financial Statements”) together with the accompanying compliance certificates, to October 24, 2023, in each case subject to the terms and conditions set forth in the JPM Consents.

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement (the “Subordinated Credit Agreement Consents”) under the Subordinated Credit Agreement. Pursuant to the Subordinated Credit Agreement Consent, the lenders have agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of (i) the 2022 Financial Statements, together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s unaudited interim condensed consolidated financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023, together with the accompanying compliance certificates, to October 24, 2023, in each case subject to the terms and conditions set forth in the Subordinated Credit Consents.

Amendment to Subordinated Credit Agreement and Senior Credit Agreement

On October 20, 2023, the Company entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders agreed, subject to the satisfaction of certain conditions precedent, to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount, which the Company received on October 23, 2023, provide delayed draw commitments in an aggregate principal amount of up $10 million, and extend the deadline under the Subordinated Credit Agreement with respect to the delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. The delayed draw commitments are available to be drawn until the date that is fifteen months following the effective date of the Amendment to the Subordinated Credit Agreement. The incremental term loans and delayed draw loans will accrue interest at a rate of 12.00% per annum, payable in kind, and will mature on August 13, 2028.

On October 20, 2023, the Company entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the lenders agreed to permit the incremental loans and delayed draw commitments under the Subordinated Credit Agreement, and extend the deadline under the Senior Credit Agreement with respect to delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. In addition, the minimum liquidity covenant was amended to require that, as of the end of each fiscal month, the Company will not permit the sum of (i) Unrestricted Cash (as defined in the Senior Credit Agreement) and (ii) any undrawn commitments under the Specified Secured Subordinated Debt (as defined in the Senior Credit Agreement) to be less than $10 million, provided, however, that at no time shall the sum of (A) Unrestricted Cash and (B) any undrawn commitments under the Specified Secured Subordinated Debt be less than $7.5 million. The Fifth Amendment also required that that $5.0 million in term loans under the Senior Credit Agreement be repaid, which the Company repaid on October 23, 2023.

Interest expense

Interest expense recorded on the debt facilities was $3.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The weighted-average interest rate on the Company’s outstanding debt as of March 31, 2023 was 11.36%.

Note 11—Derivative instruments

Embedded Derivatives

As discussed in Note 10—Debt, in February 2023, the Company entered into the Subordinated Credit Agreement. The Company has analyzed the embedded features of the Subordinated Credit Agreement and determined that certain of the embedded features should be bifurcated and classified as derivatives. The Company has bifurcated the following embedded derivatives: (i) the Exit Fee and (ii) the Applicable Premium.

The $23.5 million initial fair value of the embedded derivatives for the Subordinated Credit Agreement has been recorded as a debt discount along with a corresponding liability on the Company’s condensed consolidated balance sheets. The initial debt discount is not subsequently revalued and is being amortized using the straight-line method, which approximates the effective interest method over the life of the Subordinated Credit Agreement. The derivative liabilities are classified in the condensed consolidated balance sheets as non-current as the Company is not required to net cash settle within 12 months of the balance sheet date and are marked-to-market at each reporting period with changes in fair value recorded within Loss on derivative liabilities in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive loss.

The Company valued the embedded derivatives using a “with-and-without method” where the value of the KLIM Term Loan including the embedded derivatives were defined as the “with” and the value of the KLIM Term Loan excluding the embedded derivatives were defined as the “without.” This method estimates the fair value of the embedded derivatives as the difference between the KLIM Term Loan value with and without the embedded derivatives. The fair value of the embedded derivative liabilities associated with the KLIM Term Loan was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control and (ii) our risk-adjusted discount rate.

The following table sets forth the inputs to the “with-and-without method” that was used to value the embedded derivatives based on potential change in control scenarios with different probabilities and a maturity scenario that would not result in a change in control event:

As of March 31, 2023
Expected term in years	1.13
Exit fee “with” the embedded derivatives	10.00% - 35.00%
Make-whole premium discount rate(1)	5.49%
Implied discount rate	45.00%

(1)
The make-whole premium discount rate is the 1-year constant maturity Treasury rate plus 50 basis points as of March 31, 2023 and would not be applicable if the loan fully matures without a change in control event.

Note 12—Fair value

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

The carrying amount of Cash and cash equivalents, Restricted cash, Accounts receivable, Inventory, and Accounts payable and accrued expenses, as reflected on the unaudited interim condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

The promotional agreements (see Note 15—Commitments and contingencies) and derivative instruments (see Note 11—Derivative instruments) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk-free interest rate, expected dividend yield, expected volatility, and expected vesting date. The Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk-free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increases (decreases) if the expected volatility were to increase (decrease).

The inputs for determining fair value of the embedded Exit Fee and Applicable Premium are Level 3 instruments. Refer to Note 11—Derivative instruments for further discussion related to the inputs and accounting for these instruments.

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2023 (in thousands):

	Derivative Liability	Total Level 3 Liabilities
Fair value as of January 1, 2023	$—	$—
Initial measurement on February 14, 2023	23,532	23,532
Fair value as of March 31, 2023	$23,532	$23,532

The following table summarizes the Company’s total Level 3 liability activity for the three months ended March 31, 2022 (in thousands):

	Promotional Agreements	Total Level 3 Liabilities
Fair value as of January 1, 2022	$4,474	$4,474
Change in valuation of promotional agreements	1,588	1,588
Issuance of common stock pursuant to promotional agreement awards	(2,963)	(2,963)
Fair value as of March 31, 2022	$3,099	$3,099

Note 13—Income taxes

The effective income tax rate was a provision rate of negative 0.9% and positive 20.3% for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the interim period was computed using the effective tax rate estimated to be applicable for the full year. The effective tax rate reflects the tax effect of the establishment of a valuation allowance against the Company’s deferred tax assets in the second quarter of tax year 2022, and the effect of not recognizing the benefit of the losses incurred in 2023 and 2022 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of this assessment during the second quarter of 2022, the Company concluded that it was more likely than not that the Company would not realize its deferred tax assets. For the period ended March 31, 2023, the Company considered cumulative losses as a significant source of negative evidence and maintained the valuation allowance against the Company’s deferred tax attributes in the U.S. and foreign jurisdictions.

As of March 31, 2023, the Company had $15.2 million of gross unrecognized tax benefits primarily related to marketing service awards that are not more-likely-than-not to be realized due to insufficient evidence to support payment of the service awards.

Note 14—Related party transactions

During each of the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million of Franchise revenue and Equipment and merchandise revenue from studios owned by Mark Wahlberg, Chief Brand Officer and Director of the Company, and Michael Raymond, Director of the Company. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the Company had no outstanding receivables from these studios. These amounts are included in Due from related parties on the unaudited interim condensed consolidated balance sheets.

During each of the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million of Franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officers. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of each of March 31, 2023 and December 31, 2022, the Company had less than $0.1 million outstanding receivables from these studios. These amounts are included in Due from related parties on the unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2023 and 2022, the Company incurred expenses totaling approximately $0.4 million and $1.0 million, respectively, in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of a former executive officer of the Company (who was an executive officer of the Company during this time period). The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the Company had approximately $2.3 million and $2.2 million, respectively, of outstanding payables to the third-party vendor. These amounts are included in Accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheets.

During the first quarter of 2022, the Company entered into a development agreement with an existing multi-unit franchisee to open approximately 87 studios. Following the execution of this agreement, the Company entered into an employment agreement and contractor agreement with two individuals who hold an equity ownership in the franchisee entity. As a result of the employment agreements, the Company determined the development agreement and studios operating under ownership of its franchisee now represent related party transactions. During the three months ended March 31, 2023, the Company recognized Franchise revenue and Equipment and merchandise revenue totaling $0.1 million from studios under the development agreement. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

The development agreement required payment for equipment delivered during the first quarter of 2022 to be made at the earlier of opening of the underlying studio or 12 months from the date of the purchase of the equipment. The Company is currently assessing alternatives to the current agreement, including potentially amending the agreements to provide for no further development of studios or termination of the agreements; however, it cannot be certain that a solution will be reached. As of March 31, 2023 and December 31, 2022, the Company had receivables outstanding related to amounts due under the development agreement of $0.2 million and $0.6 million, respectively. These amounts are included in Due from related parties on the unaudited interim condensed consolidated balance sheets.

U.S. Development Agreement Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM, the investment manager to significant stockholders of the Company, an affiliate of lenders under the Company’s KLIM Credit Agreement and party to the Company’s Third Amended and Restated Stockholders’ Agreement. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 24 studios opened as of March 31, 2023 under the multi-unit studio agreement.

Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with some of the franchise agreements in the United States entered into since July 2019, Club Franchise is required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue regardless of whether such studios are open. Club Franchise has also agreed to pay the Company an upfront establishment fees of $7.5 million as follows: (i) $1.9 million upon execution of the multi-unit studio agreement (which amount had been paid as of December 31, 2021); (ii) $1.9 million by June 2022; (iii) $1.9 million by December 2022; and (iv) $1.9 million by December 2023. Club Franchise is required to pay monthly franchise fees to the Company in respect of additional studios with monthly franchise fees for

150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company other fees, including fees related to marketing and equipment and merchandise, some of which the Company has agreed to provide at a discounted rate.

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

The Company recognized $0.2 million and $2.3 million, respectively, of Franchise revenue and Equipment and merchandise revenue in conjunction with the transaction with Club Franchise Group LLC during the three months ended March 31, 2023 and 2022. There was less than $0.1 million and $3.2 million outstanding receivable balance owed by Club Franchise as of March 31, 2023 and December 31, 2022, respectively.

European Master Franchise Agreement Transaction with Club Sports Group, LLC

On October 26, 2022, the Company entered into a Master Franchise Agreement (“MFA”) with Club Sports Group, LLC (“Club Sports”), an affiliate of KLIM, pursuant to which the Company granted Club Sports the master franchise rights to sell F45 licenses to franchisees in certain territories as defined in the agreement, including Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by franchise agreements signed under the MFA. In accordance with the MFA, F45 will assign existing franchise agreement rights to approximately 103 studios previously signed by the Company. Subsequent to the original signing of the MFA, the MFA was modified to include an additional 71 franchise agreements. The term of the MFA provides for a ten-year period for Club Sports to sell licenses to franchisees with the option to renew the MFA for two additional ten-year periods at the then current master franchise fee rate. The MFA expires at the expiration or termination of the last franchise agreement sold by Club Sports.

At signing of the MFA, Club Sports was required to make an upfront master franchise fee payment of $1.5 million on the effective date of the MFA as well as purchase 40 equipment packs to be sold to sub-franchisees under the MFA. The Company recognized Equipment and merchandise revenue of less than $0.1 million during the three months ended March 31, 2023 as a result of these orders. No franchise revenues were recognized under the MFA during the three months ended March 31, 2023 as it was determined that Club Sports had not taken over master franchising activities, including marketing of sale of new franchise agreements and general and administrative activities over the franchise agreements as of March 31, 2023.

Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 15—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies in accordance with ASC 450, Contingencies. As of March 31, 2023 and December 31, 2022, the Company had established a litigation accrual of $2.5 million and $9.6 million, respectively, in Accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Subsequent to year end 2022, the Company resolved certain legal claims for approximately $6.6 million, which was included in the litigation accrual as of December 31, 2022, and paid during the first half of 2023. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not presently believe that the ultimate resolution of the matters for which accruals have been established will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company lease portfolio consists of office buildings, a company-owned studio, and warehouse space in the United States, England, and Australia. Certain lease agreements contain options that allow the Company to extend the lease agreement. All of the Company’s leases are classified as operating leases on the unaudited interim condensed consolidated balance sheets.

As of March 31, 2023, the Company had outstanding guaranties of $2.6 million for lease payments related to 8 franchisee studio leases in the states of California, Maryland, and Virginia. These leases have non-cancelable remaining lease periods ranging from 1 to 10 years.

Promotional agreements

Liability-classified awards

On October 15, 2020, the Company entered into a promotional agreement with ABG-Shark, LLC (“ABG-Shark”). Pursuant to this agreement, Greg Norman agreed to provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, ABG-Shark became entitled to receive additional performance-based cash compensation based on the Company’s enterprise value. On the same date, Malibu Crew, Inc., a subsidiary of the Company, also entered into a promotional agreement with Greg Norman, whereby, he agreed to provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 15% of the fair market value of Malibu Crew, Inc. (“Malibu Crew”). Both of these promotional agreements expire on October 14, 2025.

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, David Beckham agreed to provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures became entitled to receive the greater of 1% of the Company’s issued and outstanding common stock or $5.0 million on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement expires on December 5, 2025. The Company has been recognizing expenses related to the promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs. For the three months ended March 31, 2022, the Company recorded $1.4 million in expense related to this agreement. During the three months ended March 31, 2022, 914,692 of common shares vested under this agreement as a result of meeting the six-month anniversary of the Company becoming publicly traded.

On October 19, 2022, DB Ventures and ABG-Shark filed a complaint (‘the complaint”) against the Company alleging breach of contract in connection with these promotional agreements. Prior to the filing of the complaint, the Company recognized expenses associated with the DB Ventures promotional agreement over the service period which was to run through December 5, 2025. As a result of the complaint, the Company determined it was no longer probable that any future services would be provided by the promoters under the agreements and for the year ended December 31, 2022, accelerated recognition of $5.6 million of additional marketing expenses equal to the fair value of 914,692 common shares vested and issued under the promotional agreement with DB Ventures which were previously expected to be recognized over the service period of the promotional agreement. The Company disputes the claims filed under the complaint and intends to vigorously defend itself. As the litigation is preliminary in nature and involves substantial uncertainties, no additional amounts have been accrued as a result of the complaint.

On April 12, 2021, the Company entered into a promotional agreement with Magic Johnson
Entertainment (“MJE”). Pursuant to this agreement, MJE agreed to provide certain promotional services to the Company in exchange for compensation. In connection with the Company becoming publicly traded on July 15, 2021, MJE agreed to a cash payment of $4.0 million in lieu of equity compensation that MJE was entitled to receive as a result of the IPO. The prepayment of $4.0 million was recorded as Prepaid expenses in the condensed consolidated balance sheets and the amount is amortized ratably over the service period. Additionally, in connection with the Company becoming publicly traded on July 15, 2021, the Company became obligated to grant MJE a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a vesting event based on increases in the Company’s market capitalization as defined in the agreement. The agreement between the Company and MJE terminates on January 23, 2026.

On June 25, 2021, the Company entered into a promotional agreement with Craw Daddy Productions (“CDP”). Pursuant to this agreement, effective July 1, 2021, Cindy Crawford agreed to provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, the Company became obligated to grant CDP a number of shares of common stock equal to the result of $5.0 million divided by the Average Trading Price upon each occurrence of a Vesting Event which is based on increases in the Company’s market capitalization as defined in the agreement. On the same date, Avalon House, a subsidiary of the Company, also entered into a promotional agreement with Cindy Crawford, whereby she agreed to provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 10% of the fair market value of Avalon House. Both of these promotional agreements expire on June 30, 2026. On October 17, 2022, the Company entered into a mutual termination agreement with CDP pursuant to which both promotional agreements were terminated in exchange for a cash payment of $0.3 million.

On September 24, 2021, the Company entered into a promotional agreement with Big Sky, Inc. (“Big Sky”). Pursuant to this agreement, Joe Montana agreed to provide certain promotional services to the Company in exchange for annual compensation. On the same date, Malibu Crew also entered into a promotional agreement with Big Sky, whereby Joe Montana agreed to provide certain promotional and marketing services to the Company in exchange for equity compensation equal to 1% of the fair market value of Malibu Crew. As part of the agreement, the Company is obligated to provide franchise rights to five Malibu Crew studios and cover costs associated with start-up of the studios, subject to the Company’s ability to recoup these start-up costs over a negotiated period of time to be defined in the underlying franchise agreements. On March 13, 2023, the Company entered into a mutual termination agreement with Big Sky in which both promotional agreements were terminated in exchange for a cash payment of $0.2 million.

No stock-based compensation expense was recognized in connection with the aforementioned promotional agreements for the three months ended March 31, 2023 as a result of reductions in the fair value of the liability-classified awards. The Company recognized total stock-based compensation expense of $1.4 million in connection with such promotional agreements for the three months ended March 31, 2022. The Company determined that the common stock to be issued upon settlement of the remaining promotional agreements with ABG-Shark and MJE are liability-classified awards. As of March 31, 2023 and December 31, 2022, the Company recorded less than $0.1 million of stock-based compensation liability in Other long-term liabilities in the condensed consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of March 31, 2023 were as follows:

As of March 31, 2023
Risk-free interest rate	4.20%
Expected dividend yield	—
Expected term in years	2.04 - 2.31
Expected volatility	26.40% - 42.14%

Equity-classified awards

On December 17, 2021, the Company entered into a promotional agreement with Timothy Kennedy (“TK”). Pursuant to this agreement, effective December 30, 2021, TK agreed to provide certain promotional services to the Company in exchange for annual compensation and $0.1 million of the Company’s Restricted Stock Awards (“RSAs”) for each 12-month period of service. RSAs will vest 100% upon each of the first four one-year anniversaries of the services being provided. The agreement between the Company and TK terminates on December 16, 2026. The Company determined that the RSAs granted to TK are equity-classified awards. The stock-based compensation expense related to the RSAs is recognized ratably over the requisite service period in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

See Note 16—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 16—Stock-based compensation

2021 Incentive Plan

The Company’s stock-based compensation plan, which became effective at the IPO date, includes equity incentive compensation plans under which three types of share-based compensation plans are granted to the employees, directors and consultants of the Company, which are stock options (“SOs”), restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The purpose of the plan is to assist the Company in securing and retaining the service of eligible award recipients, to provide incentives to employees, directors and consultants and promote the long-term financial success of the Company and thereby increase stockholder value. In accordance with the 2021 Incentive Plan, subject to adjustment for certain dilutive or related events, the maximum aggregate number of shares that may be subject to stock awards and sold under this plan is 5,000,000 shares, or the share reserve (“Share Reserve”). Beginning on January 1, 2022 and ending on January 1, 2031, the Share Reserve will automatically increase on January 1 of each year during the term of the 2021 Incentive Plan in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of common stock outstanding on the preceding December 31.

Employees meeting certain employment qualifications are eligible to receive stock-based awards. In accordance with the Company’s accounting policy, forfeitures of SOs, RSUs and RSAs are accounted for as they occur.

Stock options

SOs granted under the incentive equity plans are generally non-statutory stock options, but the incentive equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. SOs generally vest over one to three years from the grant date. The exercise price of a stock option is equal to the closing price of the Company’s stock on the option grant date. The majority of SOs issued by the Company are subject to only service vesting conditions.

A summary of option activity under the employee share option plan as of March 31, 2023, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,191	$4.43	10.42	$1,160
Granted	—	—
Exercised	(1)	2.02
Forfeited, expired, or canceled	(197)	11.32
Outstanding as of March 31, 2023	1,993	$3.75	10.21	$—
Vested and Exercisable	1,272	$3.15	9.55	$—
Expected to Vest	721	$4.80	11.38	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the quarter ended March 31, 2023. The aggregate intrinsic value of vested and unvested options as of March 31, 2023 was $0, since the options were out-of-the-money. The total grant date fair value of the options vested during the three months ended March 31, 2023 and 2022 was $0.4 million and $0, respectively.

As of March 31, 2023, the total unrecognized pre-tax stock-based compensation expense related to non-vested stock options was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

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

As of March 31, 2023, the total number of shares subject to outstanding RSUs was 2,637,923. The Company withheld 187,205 shares of common stock related to net share settlement of restricted stock units vested during the three months ended March 31, 2023.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSUs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,088	$5.93
Granted	—	—
Vested	(416)	6.97
Forfeited	(34)	2.02
Outstanding as of March 31, 2023	2,638	$5.81

The total grant date fair value of RSUs vested during the three months ended March 31, 2023 was $2.9 million. No RSUs vested during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $2.1 million and less than $0, respectively, which was included in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $13.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.16 years. The maximum contractual term of RSUs is approximately 4.0 years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. As of March 31, 2023, the total number of shares subject to outstanding RSAs was 232,478.

The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	361	$4.44
Granted	—	—
Vested	(129)	4.68
Forfeited	—	—
Outstanding as of March 31, 2023	232	$4.30

The total grant date fair value of RSAs vested during the three months ended March 31, 2023 and 2022 was $0.6 million and $0.1 million, respectively. For the three months ended March 31, 2023 and 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was $0.4 million and $0.5 million, respectively, which was included in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $0.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.3 years. The maximum contractual term of the RSAs is approximately one year.

Non-employee promotional agreements

Liability-classified awards

As described in Note 15—Commitments and contingencies, the Company entered into promotional agreements with ABG-Shark, DB Ventures, MJE, and CDP which included RSUs that contain equity-based payments, which have performance, market and service conditions. On October 17, 2022, the Company entered into a mutual termination agreement with CDP in which the promotional agreement was terminated.

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of March 31, 2023, the market conditions have not been met on the ABG-Shark, DB Ventures, or MJE promotional agreements. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021. The stock-based compensation expense related to the RSUs are recognized ratably over the requisite service period in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Equity-classified awards

The promotional agreement with TK included RSAs that contain equity-based payment, which has a service condition. The Company determined that the RSAs granted to TK are equity based awards that contains a service condition to vest. The stock-based compensation expense related to the RSAs are recognized ratably over the requisite service period in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Note 17—Basic and diluted net loss per share

The computation of net loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022 (As Restated)
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(22,653)	$(9,478)

Denominator:
Weighted average common shares outstanding—basic and diluted	96,884,584	95,709,671

Net loss per share:
Basic and diluted net loss per share	$(0.23)	$(0.10)

Anti-dilutive securities excluded from diluted loss per share:
Unvested restricted stock units	2,851,416	—
Unvested restricted stock awards	295,156	—
Stock options to purchase common stock	2,088,306	662,935
Total	5,234,878	662,935

The contingently issuable shares in relation to the promotional agreements with ABG-Shark and MJE are not included in the diluted loss per share computation as the market conditions have not been met to be vested as of March 31, 2023. The contingently issuable shares in relation to the promotional agreements with ABG-Shark, MJE, and CDP were not included in the diluted loss per share computation as the market conditions had not been met to be vested during the three months ended March 31, 2022.

Note 18—Segment and geographic area information

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

The Company’s Chief Operating Decision Maker (“CODM”) group is comprised of two executive officers, its principal executive officer and principal financial officer. The Company identified changes to the CODM group with the appointments of Robert Madore as Interim Chief Financial Officer and Tom Dowd as Interim Chief Executive Officer on February 13, 2023 and March 29, 2023, respectively. Further, on July 13, 2023, the Board appointed Patrick Grosso as Interim Chief Financial Officer, in light of the vacancy created by Robert Madore’s resignation as Interim Chief Financial Officer on July 9, 2023. There was no change in our operating or reportable segments as a result of the change in CODM. Messrs. Madore and Dowd served as the CODM that reviewed revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment.

The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis.

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022 (As Restated)
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$8,893	$2,093	$6,800	$12,401	$1,037	$11,364
Equipment and merchandise	2,013	2,208	(195)	5,864	3,808	2,056
	$10,906	$4,301	$6,605	$18,265	$4,845	$13,420
Australia:
Franchise	$2,765	$122	$2,643	$3,448	$173	$3,275
Equipment and merchandise	374	449	(75)	1,394	1,547	(153)
	$3,139	$571	$2,568	$4,842	$1,720	$3,122
Rest of World:
Franchise	$2,951	$109	$2,842	$4,011	$97	$3,914
Equipment and merchandise	584	871	(287)	2,270	1,758	512
	$3,535	$980	$2,555	$6,281	$1,855	$4,426
Consolidated:
Franchise	$14,609	$2,324	$12,285	$19,860	$1,307	$18,553
Equipment and merchandise	2,971	3,528	(557)	9,528	7,113	2,415
	$17,580	$5,852	$11,728	$29,388	$8,420	$20,968

Selling, general and administrative expenses, other expenses, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to net loss is as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022 (As Restated)
Segment gross profit	$11,728	$20,968
Selling, general and administrative expenses	31,504	32,116
Interest expense, net	3,231	126
Other (income) expense, net	(554)	622
Provision (benefit) for income taxes	200	(2,418)
Net loss	$(22,653)	$(9,478)

As of March 31, 2023, the Company had property and equipment of $8.4 million and $1.1 million in the United States and Australia segments, respectively. As of December 31, 2022, the Company had property and equipment of $8.7 million and $1.1 million in the United States and Australia segments, respectively. No segment other than the United States and Australia segments accounted for more than 10% of total property and equipment, net as of March 31, 2023 and December 31, 2022.

Note 19—Subsequent events

The Company has evaluated subsequent events from March 31, 2023 through November 7, 2023, the date on which the March 31, 2023 unaudited interim condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events requiring adjustments to our disclosures in the unaudited interim condensed consolidated financial statements, other than as discussed below.

Amendment to Side Letter

On July 13, 2023, the Company affiliates of KLIM entered into an Amendment to the Side Letter to extend the time period provided to the Company to identify a permanent Chief Financial Officer candidate.

Consents Under Credit Agreements

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and Australian security trustee, entered into a Consent under Amended and Restated Credit Agreement (the “JPM Consents”), under the Senior Credit Agreement. Pursuant to the JPM Consents, the lenders agreed to extend the deadlines under the Senior Credit Agreement with respect to delivery of (i) the Company’s audited financial statements for the fiscal year ended December 31, 2022 (the “2022 Financial Statements”), together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023 (together with the 2022 Financial Statements, the “Financial Statements”) together with the accompanying compliance certificates, to October 24, 2023, in each case subject to the terms and conditions set forth in the JPM Consents.

On each of August 31, 2023, September 15, 2023 and September 29, 2023, the Company as borrower, the lenders party thereto and Alter Domus (US) LLC as administrative agent, entered into a Consent Under Subordinated Credit Agreement (the “Subordinated Credit Agreement Consents”) under the Subordinated Credit Agreement. Pursuant to the Subordinated Credit Agreement Consent, the lenders have agreed to extend the deadlines under the Subordinated Credit Agreement with respect to delivery of (i) the 2022 Financial Statements, together with the accompanying compliance certificate, to October 20, 2023, and (ii) the Company’s financial statements for the first and second quarters ended March 31, 2023 and June 30, 2023, together with the accompanying compliance certificates, to October 24, 2023, in each case subject to the terms and conditions set forth in the Subordinated Credit Agreement Consent.

Amendment to Subordinated Credit Agreement and Senior Credit Agreement

October 20, 2023, the Company entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders agreed, subject to the satisfaction of certain conditions precedent to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount, which the Company received on October 23, 2023, provide delayed draw commitments in an aggregate principal amount of up $10 million, and extend the deadline under the Subordinated Credit Agreement with respect to the delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. The delayed draw commitments are available to be drawn until the date that is fifteen months following the effective date of the Amendment to the Subordinated Credit Agreement. The incremental term loans and delayed draw loans will accrue interest at a rate of 12.00% per annum, payable in kind, and will mature on August 13, 2028.

On October 20, 2023, Company entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the lenders agreed to permit the incremental loans and delayed draw commitments under the Subordinated Credit Agreement, and extend the deadline under the Senior Credit Agreement with respect to delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. In addition, the minimum liquidity covenant was amended to require that, as of the end of each fiscal month, the Company will not permit the sum of (i) Unrestricted Cash (as defined in the Senior Credit Agreement) and (ii) any undrawn commitments under the Specified Secured Subordinated Debt (as defined in the Senior Credit Agreement) to be less than $10 million, provided, however, that at no time shall the sum of (A) Unrestricted Cash and (B) any undrawn commitments under the Specified Secured Subordinated Debt be less than $7.5 million. The Fifth Amendment also required that that $5.0 million in term loans under the Senior Credit Agreement be repaid, which the Company repaid on October 23, 2023.

Side Letter

In connection with the Amendment to the Subordinated Credit Agreement, the Company and affiliates of KLIM entered into a letter agreement, dated as of October 20, 2023, with respect to certain governance matters and agreed to further extend the deadline for the Company to identify a permanent Chief Financial Officer candidate.

Departures and Appointments in Executive Roles

On March 30, 2023, Ben Coates stepped down as Chief Executive Officer of the Company. On April 29, 2023, in connection with the resignation of Mr. Coates, the Company’s former President and Chief Executive Officer, the Company entered into a separation agreement (the” Separation Agreement”) with Mr. Coates. Pursuant to the terms of the Separation Agreement, Mr. Coates was eligible to receive payment of base salary from April 1, 2023 through July 31, 2023, in the total amount of $0.5 million paid in a lump sum and the vesting of the portion of Mr. Coates’ unvested monthly restricted stock unit award granted August 18, 2022 that was scheduled to vest on March 31, 2023. On March 29, 2023, Company’s Board of Directors appointed Tom Dowd and President and Chief Executive Officer effective March 30, 2023 and entered into an employment agreement dated as of March 30, 2023. On March 29, 2023, the Company’s Board of Directors appointed Mark Wahlberg Chief Brand Officer and entered into a letter agreement dated March 30, 2023.

Sublease of Headquarter Office Space

On September 22, 2023, the Company entered into an agreement with Kouto Inc. to sublease 23.6% of the Company’s office space at its global headquarters location in Austin, Texas.

Release Agreement

On October 31, 2023, the Company entered into a mutual termination and release agreement with Hillcrest Health LLC in connection with a multi-unit franchise agreement dated March 31, 2022, whereby both parties were released from all future obligations pursuant to that agreement and 84 equipment packs purchased pursuant to that agreement were returned to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact of the factors discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on October 23, 2023.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States (which for segment reporting purposes includes our operations in the United States and South America), Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. Our Australia segment also includes operations under our FS8 and Vive Active, Avalon House (which operations were wound down in 2023), and Malibu Crew brand (which operations were wound down in 2022). We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the three months ended March 31, 2023 and 2022. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis.

Key Non-GAAP Financial and Operating Metrics

In addition to our unaudited interim condensed consolidated financial statements prepared in accordance with GAAP, we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees, and monitor our business.

Our financial condition and results of operations have been, and will continue to be, affected by a number of important factors, including new Franchises Sold, new studio openings and the number of visits.

The following table sets forth our key performance indicators for the three months ended March 31, 2023 and 2022 (dollars in thousands except, net loss per share):

	Three Months Ended March 31,
	2023	2022 (As Restated)
Net loss	$(22,653)	$(9,478)
Net loss margin	(128.9)%	(32.3)%
Net loss per share	$(0.23)	$(0.10)
System-wide Sales	$136,840	$118,993
System-wide Visits	8,174	7,216
Same Store Sales growth	0.4%	6.5%
New Franchises Sold, net(a)	(32)	706
Total Franchises Sold, end of period	3,631	4,007
Initial Studio Openings, net(b)	(34)	117
Total Studios, end of period	2,066	1,866
EBITDA	$(17,424)	$(9,970)
Adjusted EBITDA	$(4,000)	$190
Adjusted EBITDA margin	(22.8)%	0.6%
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening
(b) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening

System-wide Sales

We define System-wide Sales as all payments made to our studios and includes payment for classes, apparel and other sales for a given period. We track System-wide Sales as an indication of the strength of our franchisee network. System-wide Sales include sales by franchisees that are not revenue recognized by us in accordance with GAAP. We track System-wide Sales as an indication of the scale and growth of our franchisee network. Vive is excluded from System-wide Sales.

For the three months ended March 31, 2023, our System-wide Sales were approximately $136.8 million, which compares favorably to approximately $119.0 million for the three months ended March 31, 2022, as presented in the table below:

	Three Months Ended March 31,
	2023	2022 (As Restated)
	(dollars in thousands)
United States	$68,098	$52,723
Australia	38,796	44,087
ROW	29,946	22,183
Total	$136,840	$118,993

System-wide Sales year-over-year growth of 29% in our US segment and 35% in our ROW segment was driven by total studios open during the period. System-wide Sales year-over-year decreased by 12% for our Australian segment, driven by increased market competition, as well as fewer new studio openings during the period.

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

For the three months ended March 31, 2023, our System-wide Visits were approximately 8.2 million, which compares favorably to approximately 7.2 million for the three months ended March 31, 2022, as presented in the table below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
United States	3,920	3,101
Australia	2,349	2,674
ROW	1,905	1,441
Total	8,174	7,216

System-wide Visits year-over-year growth of 26% in our U.S. segment and 32% in our ROW segment was driven by total studios open during the period. System-wide Visits year-over-year decreased by 12% for our Australian segment, driven by increased market competition, as well as fewer new studio openings during the period.

New Franchises Sold

New Franchises Sold refers to the number of franchises sold during any specific period, using the methodology set forth below for “Total Franchises Sold”. We classify Total Franchises Sold, as of any specified date, as (i) the total number of signed F45 and FS8 franchise agreements in place as of such date for which an establishment fee has been paid and (ii) the total number of franchises committed in a multi-studio agreement in place as of such date for which an upfront payment has been made, in each case that have not been terminated. Each new franchise is included in the number of Total Franchises Sold from the date on which such franchise first satisfies the condition in clause (i) or (ii) above, as applicable. Total Franchises Sold includes franchise arrangements in all stages of development after signing a franchise agreement, and includes franchises with Open Studios. Franchises are removed from Total Franchises Sold upon termination of the franchise agreement or multi-studio agreement.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,038	799	826	3,663	1,710	803	788	3,301
New Franchises Sold, net(a)	(33)	(5)	6	(32)	692	1	13	706
Total Franchises Sold, end of period	2,005	794	832	3,631	2,402	804	801	4,007

(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	1,710	803	788	3,301	931	679	634	2,244
New Franchises Sold, net(a)	328	(4)	38	362	779	124	154	1,057
Total Franchises Sold, end of period	2,038	799	826	3,663	1,710	803	788	3,301
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

Negative New Franchises Sold, net, represents periods in which terminations were in excess of New Franchises Sold. The decrease in New Franchises Sold, net, compared to the prior year is primarily due to terminations of multi-unit franchise agreements and development agreements. During the three months ended March 31, 2023, franchise terminations exceeded New Franchises Sold by 32 as compared to the three months ended March 31, 2022 during which New Franchises Sold exceeded franchise terminations by 706. Of these multi-unit and development agreements, approximately 887 studios are not open as of March 31, 2023. Additionally, as of March 31, 2023, two development agreements, representing approximately 518 Total Franchises Sold, were not in compliance with their development schedule timelines. Subsequent to March 31, 2023, certain multi-unit franchise and development agreements were terminated resulting in 325 studios remaining unopened and 41 studios remaining as not in compliance with their development schedule timelines as of the date of this report.

New Franchises Sold, net, does not include any required openings under the terms of master franchise agreements.

Initial Studio Openings and Total Studios

Initial Studio Openings refers to the number of F45 and FS8 studios that were determined to be first opened during such period. Prior to October 1, 2021, we classified an Initial Studio Opening to occur in the first month in which the studio first generates monthly revenue of at least $4,500. Starting on October 1, 2021, we classify an Initial Studio Opening to occur in the month in which we record the Initial Studio Opening in our internal systems, in the studio customer management platform as having generated revenue or has a recorded opening date in the franchise management platform (“Internal Systems”). Any studios that did not have an Initial Studio Opening under the prior definition are included as of October 1, 2021. Initial Studio Openings are not adjusted downward for studios that were temporarily closed due to Covid-19 pandemic or otherwise. We classify Total Studios, as of any specified date, as the total cumulative Initial Studio Openings as of that date less cumulative permanent studio closures as of that date. Permanent studio closures are studios in which we have executed a mutual termination or unilateral termination of the franchise agreements and whose operations have permanently ceased. Total Studios are not adjusted downward for studios that were temporarily closed due to the COVID-19 pandemic or are associated with franchise agreements that have not been terminated.

Our long-term growth will depend in part on our continued ability to open new studios. We believe that we will experience continued expansion of new studio openings in the United States and ROW. However, subsequent to this period, the Company has been unable to engage in the sale of franchises because of delays associated with completing its financial statements and related audit for the year ended December 31, 2022. Therefore, this delay, in addition to other delays or difficulties are encountered and new studio openings do not occur as quickly as we would like, our operating results may be adversely affected.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	882	682	536	2,100	654	653	442	1,749
Initial Studio Openings, net(a)	(38)	(4)	8	(34)	73	10	34	117
Total Studios, end of period	844	678	544	2,066	727	663	476	1,866

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

	Three Months Ended March 31,
	2023	2022 (As Restated)
Other Data:	(dollars in thousands)
Net loss	$(22,653)	$(9,478)
Net loss margin	(128.9)%	(32.3)%
EBITDA	$(17,424)	$(9,970)
Adjusted EBITDA	$(4,000)	$190
Adjusted EBITDA margin(1)	(22.8)%	0.6%
Same Store Sales growth(2)	0.4%	6.5%

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

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not intended as alternatives to net income or as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using EBITDA, Adjusted EBITDA and Adjusted EBITDA margin along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Our GAAP-based measures can be found in our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this filing.

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022 (As Restated)
	(dollars in thousands)
Net loss	$(22,653)	$(9,478)
Interest expense, net	3,231	126
Provision (benefit) for income taxes	200	(2,418)
Depreciation and amortization	865	1,174
Amortization of deferred costs	933	626
EBITDA	$(17,424)	$(9,970)
Transaction fees(a)	41	1,788
Certain legal costs and settlements(b)	9,279	2,325
Stock-based compensation(c)	4,087	2,073
Recruitment(d)	6	655
COVID concessions(e)	—	896
Relocation(f)	11	724
Development costs(g)	—	1,699
Adjusted EBITDA	$(4,000)	$190

(a) Represents transaction costs incurred as a part of a reorganization, including legal, tax, accounting and other professional services, as well as costs associated with the issuance of common stock.
(b) Represents certain legal costs, primarily related to litigation activities and legal settlements.
(c) Represents stock-based compensation of our employees, non-employees and directors.
(d) Represents recruitment expense of executive leadership and essential public-company roles.
(e) Represents concessions made to studios impacted by COVID, including one time COVID-19 related write-offs.
(f) Represents costs incurred as a part of the relocation of certain employees.
(g) Represents costs incurred with launch of new brands.

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. Vive is excluded from Same Store Sales figures as they are corporate-

owned studios. As of March 31, 2023 and 2022, there were 1,583 and 1,328 studios, respectively, in our comparable base of franchise studios.

Same Store Sales

We view Same Store Sales as a helpful measure to assess the performance of our franchise studios.

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

Expenses

We primarily incur the following expenses directly related to our cost of revenues:
•Cost of franchise revenue: Consists of direct costs associated with franchise sales, lead generation and the provision of marketing services to our franchisees, including direct marketing costs related to our brand fund. Our Cost of franchise revenue changes primarily based on the number of Total Franchises Sold and Total Studios.

•Cost of equipment and merchandise: Primarily includes the direct costs associated with World Pack equipment as well as additional and replacement equipment and merchandise sales to new and existing franchisees. World Pack costs consist of the cost of the components included in opening packs sold to franchisees, including: (i) gym equipment; (ii) our tech pack (e.g., TVs, F45TV adapters / dongles, heart monitors); and (iii) uniforms and merchandise. Our Cost of equipment and merchandise changes primarily based on the World Pack equipment sales, which is driven by changes in Studios Open. Cost of equipment revenue is reduced by consideration (e.g., rebates) payable by the equipment supplier to the Company, in which the amount is recognized in the condensed consolidated statements of operations and comprehensive loss generally upon delivery of the equipment.

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

•Other (income) expense, net: Our other (income) expense, net, primarily relates to realized and unrealized gains and losses on foreign currency transactions.

Provision (Benefit) for Income Taxes

Our effective income tax rate differed from the U.S. statutory tax rate of 21% primarily because the valuation allowance against all domestic and foreign deferred tax assets that are not more likely than not to be realized.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022 (As Restated)
	(dollars in thousands)
Revenues:
Franchise (Related party: $305 and $2,616 for the three months ended March 31, 2023 and 2022, respectively)	$14,609	$19,860
Equipment and merchandise (Related party: $265 and $7 for the three months ended March 31, 2023 and 2022, respectively)	2,971	9,528
Total revenues	17,580	29,388
Costs and operating expenses:
Cost of franchise revenue	2,324	1,307
Cost of equipment and merchandise (Related party: $404 and $951 for the three months ended March 31, 2023 and 2022, respectively)	3,528	7,113
Selling, general and administrative expenses	31,504	32,116
Total costs and operating expenses	37,356	40,536
Loss from operations	(19,776)	(11,148)
Interest expense, net	3,231	126
Other (income) expense, net	(554)	622
Loss before income taxes	(22,453)	(11,896)
Provision (benefit) for income taxes	200	(2,418)
Net loss	$(22,653)	$(9,478)

Comparison of the three months ended March 31, 2023 and 2022

Revenue

Franchise Revenue

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%
	(dollars in thousands)
Franchise
USA	$8,893	$12,401	$(3,508)	(28)%
Australia	2,765	3,448	(683)	(20)
ROW	2,951	4,011	(1,060)	(26)
Total franchise revenue	$14,609	$19,860	$(5,251)	(26)%

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,038	799	826	3,663	1,710	803	788	3,301
New Franchises Sold, net(a)	(33)	(5)	6	(32)	692	1	13	706
Total Franchises Sold, end of period	2,005	794	832	3,631	2,402	804	801	4,007
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	882	682	536	2,100	654	653	442	1,749
Initial Studio Openings, net(a)	(38)	(4)	8	(34)	73	10	34	117
Total Studios, end of period	844	678	544	2,066	727	663	476	1,866
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

Total Franchise revenue of $14.6 million for the three months ended March 31, 2023 represented a decrease of $5.3 million, or 26%, from $19.9 million for the three months ended March 31, 2022 due to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $3.5 million, or 28%, decrease in Franchise revenue in the United States for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $0.7 million, or 20%, decrease in Franchise revenue in Australia for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $1.1 million, or 26%, decrease in Franchise revenue in ROW for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

Equipment and Merchandise Revenue

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$2,013	$5,864	$(3,851)	(66)%
Australia	374	1,394	(1,020)	(73)
ROW	584	2,270	(1,686)	(74)
Total equipment and merchandise revenue	$2,971	$9,528	$(6,557)	(69)%

The $3.9 million, or 66%, decrease in Equipment and merchandise revenue in the United States for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 64, or 33% from 192 deliveries in the three months ended March 31, 2022 to 128 deliveries during the three months ended March 31, 2023.

The $1.0 million, or 73%, decrease in Equipment and merchandise revenue in Australia for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to the decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 36, or 97%, from 37 deliveries during the three months ended March 31, 2022 to one delivery during the three months ended March 31, 2023.

The $1.7 million, or 74%, decrease in Equipment and merchandise revenue in ROW for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to the decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 45, or 62%, from 73 deliveries during the three months ended March 31, 2022 to 28 deliveries during the three months ended March 31, 2023.

Cost of revenue

Cost of franchise revenue

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%
	(dollars in thousands)
Franchise
USA	$2,093	$1,037	$1,056	102%
Australia	122	173	(51)	(29)
ROW	109	97	12	12
Total franchise cost of revenue	$2,324	$1,307	$1,017	78%
Percentage of franchise revenue	16%	7%

The $1.1 million, or 102%, increase in Cost of franchise revenue in the United States for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to an increase in brand fund marketing expenses of $1.1 million, which was launched by the Company subsequent to the three months ended March 31, 2022.

The Cost of franchise revenue in Australia was relatively flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The $0.1 million, or 29%, decrease was primarily attributable to a decrease in post-open advertising campaign expenses.

The Cost of franchise revenue in ROW remained relatively flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Cost of equipment and merchandise

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%
	(dollars in thousands)
Equipment and merchandise
USA	$2,208	$3,808	$(1,600)	(42)%
Australia	449	1,547	(1,098)	(71)
ROW	871	1,758	(887)	(50)
Total equipment and merchandise cost of revenue	$3,528	$7,113	$(3,585)	(50)%
Percentage of equipment and merchandise revenue	119%	75%

The $1.6 million, or 42%, decrease in Cost of equipment and merchandise in the United States for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $1.1 million, or 71%, decrease in Cost of equipment and merchandise in Australia for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $0.9 million, or 50%, decrease in Cost of equipment and merchandise in ROW for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

Selling, general, and administrative expenses

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$31,504	$32,116	$(612)	(2)%
Percentage of revenue	179%	109%

The $0.6 million, or 2%, decrease in Selling, general, and administrative expenses during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to a $3.9 million decrease in marketing expenses due to a reduction of advertising and promotional activities, a $2.0 million decrease of payroll related to the decrease in headcount from restructuring performed by the Company subsequent to the three months ended March 31, 2022, a $0.6 million decrease in depreciation and amortization due to impairment charges recognized in the fourth quarter of 2022 that reduced the net value of fixed and long-lived assets, and a $0.5 million decrease in business travel expenses as a result of fewer site visits. The decrease in Selling, general, and administrative expenses was offset by a $4.1 million increase in bad debt write-offs of financed World Packs previously purchased by franchisees and developers, and a $2.0 million increase in stock-based compensation expense related to awards issued to brand ambassadors and certain employees.

Interest expense, net

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Interest expense, net	$3,231	$126	$3,105	2,464%

The $3.1 million, or approximately 2,464%, increase in Interest expense, net for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to an increase in outstanding debt and the related interest rates.

Other (income) expense, net

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Other (income) expense, net	$(554)	$622	$(1,176)	(189)%

The $1.2 million, or 189%, decrease in Other (income) expense, net represents realized and unrealized gains and losses on foreign currency transactions during the three months ended March 31, 2023. This decrease was mostly due to the volatility of foreign exchange rates during the three months ended March 31, 2023 as a result of strengthening of the U.S. dollar relative to the Australian dollar during the same period in 2022.

Provision (benefit) for income taxes

	Three Months Ended March 31,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$200	$(2,418)	$2,618	(108)%

The 2.6 million, or 108%, increase in the Provision (benefit) for income taxes, was primarily a result of the Company having recorded a valuation allowance during the second quarter of tax year 2022. As of the period ended March 31, 2023, the company’s provision for income taxes of $0.2 million primarily consists of withholding taxes on royalties paid and interest accrued on unrecognized tax benefits. The Company’s effective tax rate of the three months ended March 31, 2023 and 2022 was negative 0.9% and positive 20.3%, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we held $53.8 million of Cash and cash equivalents and Restricted cash relating to cash held in deposits, of which $2.6 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of

March 31, 2023, the Company maintained an indefinite reinvestment assertion on any undistributed earnings and profits related to the foreign subsidiaries outside of the United States noting that its foreign operations remain in an E&P deficit.

Due to a lack of liquidity to support our ongoing business, on February 14, 2023, we entered into the Subordinated Credit Agreement (see Note 10—Debt) which provided for a $90.0 million, five-and-a-half year term loan facility at an original issue discount of 3.00% payable in kind. Approximately $20.1 million of proceeds of the Subordinated Credit Agreement were used to pay down a portion of our existing debt owed and outstanding as of December 31, 2022.

Due to our continued lack of liquidity, on October 20, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders agreed, subject to the satisfaction of certain conditions precedent, to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount, which the Company received on October 23, 2023, provide delayed draw commitments in an aggregate principal amount of up $10 million, and extend the deadline under the Subordinated Credit Agreement with respect to the delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. The delayed draw commitments are available to be drawn until the date that is fifteen months following the effective date of the Amendment to the Subordinated Credit Agreement. The incremental term loans and delayed draw loans will accrue interest at a rate of 12.00% per annum, payable in kind, and will mature on August 13, 2028.

On October 20, 2023, we also entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the lenders agreed to permit the incremental loans and delayed draw commitments under the Subordinated Credit Agreement, and extend the deadline under the Senior Credit Agreement with respect to delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. In addition, the minimum liquidity covenant was amended to require that, as of the end of each fiscal month, the Company will not permit the sum of (i) Unrestricted Cash (as defined in the Senior Credit Agreement) and (ii) any undrawn commitments under the Specified Secured Subordinated Debt (as defined in the Senior Credit Agreement) to be less than $10 million, provided, however, that at no time shall the sum of (A) Unrestricted Cash and (B) any undrawn commitments under the Specified Secured Subordinated Debt be less than $7.5 million. The Fifth Amendment also required that that $5.0 million in term loans under the Senior Credit Agreement be repaid, which the Company repaid on October 23, 2023.

As of March 31, 2023, our material cash requirements include contractual obligations from debt and lease obligations. Refer to Note 10—Debt and Note 15—Commitments and contingencies to the unaudited interim condensed consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

We believe that our operating cash flows, proceeds from our Subordinated Credit Agreement, and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. However, changes in forecasted growth and available funds could have a further negative impact on our future liquidity. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the sale of inventory, entry into a borrowing facility with one or more lenders, and reduction in operating expenditures, legal fees, and promotional and professional advisory contracts; however, such financing or reductions may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on October 23, 2023. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operating or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs.

Cash flow

	Three Months Ended March 31,
	2023	2022 (As Restated)
	(dollars in thousands)
Net cash used in operating activities	$(10,998)	$(45,834)
Net cash used in investing activities	(646)	(3,413)
Net cash provided by financing activities	61,022	20,609
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(914)	626
Net change in cash, cash equivalents, and restricted cash	$48,464	$(28,012)

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2023, was $11.0 million, which was primarily due to a net loss of $22.7 million and net cash decrease in operating assets and liabilities of $0.5 million, offset by non-cash adjustments of $12.2 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.4 million increase in Other current assets, a $0.7 million increase in Deferred cost, a $3.8 million decrease in Accounts payable and accrued expenses, $1.1 million decrease in Deferred revenue, a $0.6 million increase in Inventories, a $0.3 million decrease in Income taxes payable, and a $0.5 million decrease in Lease liabilities, primarily offset by a $9.6 million decrease in Other long-term assets, a $1.1 million decrease in Prepaid expenses, a $0.7 million increase in Other long-term liabilities, and a $1.3 million increase in Interest payable, and a $2.1 million decrease in Accounts receivable, net. Non-cash charges primarily consisted of bad debt expense of $5.5 million, stock-based compensation expense of $4.1 million, amortization of deferred cost of $0.9 million, amortization of intangibles for $0.5 million, amortization of debt issuance cost of $0.2 million, non-cash lease expense for $0.6 million, and depreciation of $0.3 million.

Net cash used in operating activities during the three months ended March 31, 2022, was $45.8 million, which was primarily due to a net loss of $9.5 million and a net cash decrease in operating assets and liabilities of $42.1 million, offset by non-cash adjustments of $5.7 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $20.1 million increase in Prepaid expenses, $0.3 million increase in Due from related parties, $0.8 million increase in Deferred costs, $0.8 million decrease in Deferred revenue, $0.1 million decrease in Interest payable, $12.5 million increase in Accounts receivable, $9.3 million increase in Inventories, $6.2 million increase in Other current assets, $2.3 million decrease in income taxes payable, $5.4 million increase in Other long-term assets, partially offset by a $10.3 million increase in Accounts payable and accrued expenses, and a $5.4 million increase in Other long-term liabilities. Non-cash charges primarily consisted of stock-based compensation expense of $2.1 million, bad debt expense of $1.5 million, amortization of intangible asset for $0.9 million, unrealized foreign currency transaction gains of $0.4 million, amortization of deferred cost of $0.6 million, and $0.3 million for depreciation.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2023, of $0.6 million resulted primarily from purchases of intangible assets of $0.2 million and purchases of property plant and equipment of $0.6 million, offset by $0.1 million of disposal of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2022 of $3.4 million resulted primarily from purchases of property and equipment of $2.1 million and purchases of intangible assets of $1.3 million.

Net cash provided by financing activities

Net cash provided by financing activities of $61.0 million during the three months ended March 31, 2023, was primarily due to borrowings under our KLIM Term Loan of $87.3 million during the three months ended March 31, 2023. The net change in cash provided by financing activities was partially offset by a $20.1 million repayment of our revolving credit facility, $5.7 million of deferred financing costs, and $0.5 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities of $20.6 million during the three months ended March 31, 2022 was due to borrowings under our revolving credit facility of $31.6 million, offset by $11.0 million of taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

As of March 31, 2023, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations and standby letters of credits. See Note 15—Commitments and contingencies to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these guaranties.

Critical Accounting Policies and Use of Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of March 31, 2023, we had Cash and cash equivalents of $53.7 million deposited with major financial institutions, which consisted of bank deposits and Restricted cash of $0.1 million. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

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

During the three months ended March 31, 2023, income from operations would have decreased or increased $0.2 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. including the possibility of human error and the circumvention or overriding of controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on October 23, 2023, management had identified material weaknesses within our:

• Control Environment,
• Financial Close and Reporting process
• Non-Routine Revenue Transactions and Business Process
• Accounting for Costing of Inventory and Cost of Sales

Specifically, management identified the following deficiencies:
a.Lack of Entity Level Controls that comply with the Control Environment principles of the Committee of Sponsoring Organizations of the Treadway Commission framework;
b.Accounting and financial close process lacks clearly defined processes and procedures resulting in delays in data collection, reconciliation, and financial reporting;
c.Manual processes, reconciliations and transaction processing requires additional layers of review and approval;
d.Complex transactions with complex accounting rules require an additional level of oversight and precision that is lacking;
e.Insufficient resources, including personnel, technologies, and tools, to appropriately assess and review non-routine transactions, including but not limited to impairment of goodwill and long lived-assets; and
f.Lack of segregation of duties in certain key financial reporting processes and inadequate segregation of duties in key business process controls, including privileged administrative access to the Company’s NetSuite platform.

The Company believes that, notwithstanding the material weaknesses mentioned above, the unaudited interim condensed consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting and Status

Based on the deficiencies identified above, the Company has identified and is looking to devise an implementation plan, additional processes, procedures and controls as noted below to improve the effectiveness of its internal controls over the financial close process:

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

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Information – Note 15—Commitments and contingencies. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on October 23, 2023. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

F45 Training Holdings Inc.

Date: November 7, 2023	By:	/s/ Patrick Grosso
Patrick Grosso
Interim Chief Financial Officer (Principal Financial Officer)