Form 10-Q
period 2023-06-30
F45 Training Holdings Inc.
filed 2023-11-07
CIK 1788717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,446	$5,265
Restricted cash	67	69
Accounts receivable, net	5,129	9,929
Due from related parties, net	382	1,669
Inventories	43,533	42,497
Deferred costs	1,843	1,886
Prepaid expenses	6,125	7,850
Other current assets	7,206	6,279
Total current assets	98,731	75,444
Lease right-of-use asset	12,978	14,258
Property and equipment, net	9,436	10,035
Goodwill	2,087	2,145
Intangible assets, net	6,260	6,262
Deferred costs, net of current portion	9,856	10,916
Other long-term assets	19,739	23,646
Total assets	$159,087	$142,706

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$41,126	$48,485
Other current liabilities	2,371	2,559
Deferred revenue	14,317	15,929
Interest payable	128	384
Current portion of long-term debt	2,077	106
Income taxes payable	4,989	5,102
Total current liabilities	65,008	72,565
Deferred revenue, net of current portion	4,362	2,980
Long-term derivative liabilities	26,893	—
Lease liabilities, net of current portion	16,019	17,184
Long-term debt, net of current portion	128,106	88,341
Other long-term liabilities	4,470	4,548
Total liabilities	244,858	185,618
Commitments and contingencies (Note 16)
Stockholders’ deficit
Common stock, $0.00005 par value; 97,222,028 and 96,705,318 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	686,289	681,338
Accumulated other comprehensive loss	(2,857)	(1,426)
Accumulated deficit	(594,489)	(548,110)
Less: Treasury stock	(174,720)	(174,720)
Total stockholders' deficit	(85,771)	(42,912)
Total liabilities and stockholders' deficit	$159,087	$142,706

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share amounts and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Revenues:
Franchise (Related party: $338 and $2,360 for the three months ended June 30, 2023 and 2022, respectively, and $643 and $4,976 for the six months ended June 30, 2023 and 2022, respectively)	$14,484	$19,109	$29,093	$38,969
Equipment and merchandise (Related party: $71 and $121 for the three months ended June 30, 2023 and 2022, respectively, and $336 and $121 for the six months ended June 30, 2023 and 2022, respectively)	2,552	8,592	5,523	18,120
Total revenues	17,036	27,701	34,616	57,089
Costs and operating expenses:
Cost of franchise revenue	2,504	1,743	4,828	3,050
Cost of equipment and merchandise (Related party: $0 and $869 for the three months ended June 30, 2023 and 2022, respectively, and $404 and $1,819 for the six months ended June 30, 2023 and 2022, respectively)	2,318	9,092	5,846	16,205
Selling, general and administrative expenses	27,739	51,926	59,243	84,042
Total costs and operating expenses	32,561	62,761	69,917	103,297
Loss from operations	(15,525)	(35,060)	(35,301)	(46,208)
Loss on derivative liabilities	3,361	$—	3,361	—
Change in fair value - warrant liabilities	—	(1,265)	—	(1,265)
Interest expense, net	5,059	696	8,290	822
Other income, net	(430)	(1,291)	(984)	(669)
Loss before income taxes	(23,515)	(33,200)	(45,968)	(45,096)
Provision for income taxes	211	$23,298	411	20,880
Net loss	$(23,726)	$(56,498)	$(46,379)	$(65,976)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	(624)	(3,199)	(1,431)	(2,183)
Comprehensive loss	$(24,350)	$(59,697)	$(47,810)	$(68,159)

Net loss per share
Basic and diluted	$(0.24)	$(0.59)	$(0.48)	$(0.69)

Shares used in computing net loss per share
Basic and diluted	97,105,441	95,917,556	96,995,623	95,814,188

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of March 31, 2023	97,063,323	$6	$684,909	$(174,720)	$(2,233)	$(570,763)	$(62,801)
Stock-based compensation	—	—	1,401	—	—	—	1,401
Issuance of common stock related to settlement of RSUs	46,875	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(16,375)	—	(21)	—	—	—	(21)
Vested restricted stock awards	128,205	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(23,726)	(23,726)
Cumulative translation adjustment, net of tax	—	—	—	—	(624)	—	(624)
Balance as of June 30, 2023	97,222,028	$6	$686,289	$(174,720)	$(2,857)	$(594,489)	$(85,771)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022 (As Restated)	95,682,833	$6	$655,405	$(174,720)	$2,167	$(378,789)	$104,069
Stock-based compensation	—	—	3,734	—	—	—	3,734
Exercise of warrants	346,192	—	4,460	—	—	—	4,460
Vested restricted stock units	128,252	—	—	—	—	—	—
Restricted stock awards granted	334,141	—	—	—	—	—	—
Net loss (As Restated)	—	—	—	—	—	(56,498)	(56,498)
Cumulative translation adjustment, net of tax (As Restated)	—	—	—	—	(3,199)	—	(3,199)
Balance as of June 30, 2022 (As Restated)	96,491,418	$6	$663,599	$(174,720)	$(1,032)	$(435,287)	$52,566

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2022	96,705,318	$6	$681,338	$(174,720)	$(1,426)	$(548,110)	$(42,912)
Stock-based compensation	—	—	5,488	—	—	—	5,488
Issuance of common stock upon exercises of stock options	1,366	—	—	—	—	—	—
Issuance of common stock related to settlement of RSUs	462,514	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(203,580)	—	(537)	—	—	—	(537)
Vested restricted stock awards	256,410	—	—	—	—	—	—
Net loss	—	—	—	—	—	(46,379)	(46,379)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,431)	—	(1,431)
Balance as of June 30, 2023	97,222,028	$6	$686,289	$(174,720)	$(2,857)	$(594,489)	$(85,771)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	95,806,063	$5	$662,946	$(174,720)	$1,151	$(369,311)	$120,071
Stock-based compensation	—	—	4,221	—	—	—	4,221
Exercise of warrants	346,192	—	4,460	—	—	—	4,460
Issuance of common stock related to promotional agreement	914,692	1	2,963	—	—	—	2,964
Shares withheld related to net share settlement of equity awards	(1,045,661)	—	(10,991)	—	—	—	(10,991)
Vested restricted stock units	128,252	—	—	—	—	—	—
Restricted stock awards granted	341,880	—	—	—	—	—	—
Net loss (As Restated)	—	—	—	—	—	(65,976)	(65,976)
Cumulative translation adjustment, net of tax (As Restated)	—	—	—	—	(2,183)	—	(2,183)
Balance as of June 30, 2022 (As Restated)	96,491,418	$6	$663,599	$(174,720)	$(1,032)	$(435,287)	$52,566

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

F45 Training Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022 (As Restated)
Cash flows from operating activities
Net loss	$(46,379)	$(65,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	667	602
Amortization of intangible assets	1,087	1,834
Amortization of deferred costs	1,478	1,682
Amortization of debt issuance costs and debt discount	420	329
Bad debt expense	6,315	6,680
Stock-based compensation	5,488	4,221
Non-cash lease expense	1,023	—
Provision for inventories	(17)	(73)
Unrealized foreign currency transaction gains	14	(957)
Impairment expense	44	—
Deferred income taxes	—	17,722
Change in fair value - warrant liabilities	—	(1,265)
Loss on derivative liabilities	3,361	—
Changes in operating assets and liabilities:
Due from related parties	(268)	(592)
Accounts receivable, net	707	(12,006)
Inventories	(1,044)	(22,238)
Prepaid expenses	1,727	(7,128)
Other current assets	(8,767)	(7,425)
Deferred costs	(431)	(1,752)
Other long-term assets	10,759	(3,642)
Accounts payable and accrued expenses	(8,604)	14,296
Deferred revenue	1,164	(2,832)
Interest payable	3,739	—
Income taxes payable	(204)	2,603
Other long-term liabilities	(54)	2,025
Lease liabilities	(1,084)	—
Net cash used in operating activities	$(28,859)	$(73,892)
Cash flows from investing activities
Purchases of property and equipment	(680)	(4,728)
Disposal of property and equipment	178	—
Purchases of intangible assets	(418)	(1,923)
Net cash used in investing activities	$(920)	$(6,651)
Cash flows from financing activities
Deferred financing costs	(5,838)	(454)
Borrowings under KLIM Term Loan	87,300	—

	Six Months Ended June 30,
	2023	2022 (As Restated)
Repayments of revolving facility	(20,100)	—
Borrowings under revolving facility	—	61,600
Taxes paid related to net share settlement of equity awards	(537)	(10,991)
Net cash provided by financing activities	$60,825	$50,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,867)	(558)
Net change in cash, cash equivalents, and restricted cash	29,179	(30,946)
Cash and cash equivalents at beginning of period	5,265	42,004
Restricted cash at beginning of period	69	—
Cash, cash equivalents, and restricted cash at beginning of period	$5,334	$42,004
Cash and cash equivalents at end of period	34,446	8,476
Restricted cash at end of period	67	2,582
Cash, cash equivalents, and restricted cash at end of period	$34,513	$11,058

Supplemental disclosure of noncash financing and investing activities:
Property and equipment included in accounts payable and accrued expenses	$116	$1,137
Intangible assets included in accounts payable and accrued expenses	$521	$253
Operating lease ROU assets obtained in exchange for operating lease liabilities	$164	$—

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

Joint Venture with Club Sports Group LLC

On May 16, 2022, the Company announced the formation of a joint venture with Club Sports Group LLC, a Delaware limited liability company (“CSG”), to, among other things, make, hold and monetize certain loans to prospective franchisees of the Company who have prior military service, with such loans secured by first priority senior liens on the equity interests of such franchisees and all or substantially all of the assets of such franchisees and its subsidiaries (if applicable). The joint venture will be conducted through FAFC LLC, a newly-formed Delaware limited liability company (“FAFC”). CSG is wholly owned by Kennedy Lewis Management LP, a significant stockholder of the Company which beneficially owns directly or indirectly through funds it manages, as of the date hereof, in excess of 14% of the Company’s outstanding common stock, and its related affiliates, and has the right to nominate a majority of the Company’s board of directors. As of June 30, 2023, no activity has occurred through FAFC.

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

The Company consolidates variable interest entities (“VIE”) in which it is the primary beneficiary and has a controlling financial interest, which is defined as (i) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company has determined it possesses a variable interest in certain franchisee entities to which the Company provides a lease guaranty or financing (see Note 16—Commitments and contingencies) but lacks the characteristics of having a controlling financial interest. As our franchisee entities provide our franchisee the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. The Company, therefore, is not deemed to be the primary beneficiary for these franchise entities and, as a result, does not include them in the Company’s consolidation.

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

Key estimates and judgments relied upon in preparing these unaudited interim condensed consolidated financial statements include revenue recognition, allowance for credit losses, depreciation of long-lived assets, internally developed software, amortization of intangible assets, valuation of inventory, fair value of derivative instruments and warrant liabilities, valuation of stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from these estimates.

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

Description of Restatement Errors

The errors identified as of and for the three and six months ended June 30, 2022 are as follows:

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
•Other errors - There are other restatement errors otherwise not described in the restatement errors listed above. These errors and related restatement adjustments were not material for the three and six months ended June 30, 2022.

The following table presents the impact of the restatement to the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Franchise	$19,109	$—	$19,109	$38,969	$—	$38,969
Equipment and merchandise	10,924	(2,332)	8,592	41,072	(22,952)	18,120
Total revenues	30,033	(2,332)	27,701	80,041	(22,952)	57,089
Costs and operating expenses:
Cost of franchise revenue	1,690	53	1,743	2,921	129	3,050
Cost of equipment and merchandise	8,679	413	9,092	19,622	(3,417)	16,205
Selling, general and administrative expenses	52,828	(902)	51,926	84,918	(876)	84,042
Total costs and operating expenses	63,197	(436)	62,761	107,461	(4,164)	103,297
Loss from operations	(33,164)	(1,896)	(35,060)	(27,420)	(18,788)	(46,208)
Change in fair value - warrant liabilities	(1,265)	—	(1,265)	(1,265)	—	(1,265)
Interest expense, net	696	—	696	822	—	822
Other income, net	(1,184)	(107)	(1,291)	(614)	(55)	(669)
Loss before income taxes	(31,411)	(1,789)	(33,200)	(26,363)	(18,733)	(45,096)
Provision for income taxes	3,515	19,783	23,298	6,051	14,829	20,880
Net loss	$(34,926)	$(21,572)	$(56,498)	$(32,414)	$(33,562)	$(65,976)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	(3,545)	346	(3,199)	(2,639)	456	(2,183)
Comprehensive loss	$(38,471)	$(21,226)	$(59,697)	$(35,053)	$(33,106)	$(68,159)

Per share data:
Net loss per share
Basic and diluted	$(0.36)	$(0.23)	$(0.59)	$(0.34)	$(0.35)	$(0.69)

Shares used in computing net loss per share
Basic and diluted	95,917,556	—	95,917,556	95,814,188	—	95,814,188

The following table presents the impact of the restatement to the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2022:

	Six Months Ended
	June 30, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(32,414)	$(33,562)	$(65,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	602	—	602
Amortization of intangible assets	1,834	—	1,834
Amortization of deferred costs	1,682	—	1,682
Accretion and write-off of debt discount	329	—	329
Bad debt expense	6,680	—	6,680
Stock-based compensation	4,221	—	4,221
Deferred income taxes	217	17,505	17,722
Change in fair value - warrant liabilities	(1,265)	—	(1,265)
Unrealized foreign currency transaction gains	(957)		(957)
Provision for inventories	(73)	—	(73)
Changes in operating assets and liabilities:
Due from related parties	(592)	—	(592)
Accounts receivable, net	(18,991)	6,985	(12,006)
Inventories	(24,093)	1,855	(22,238)
Prepaid expenses	(7,128)	—	(7,128)
Other current assets	(13,332)	5,907	(7,425)
Deferred costs	(956)	(796)	(1,752)
Other long-term assets	(4,969)	1,327	(3,642)
Accounts payable and accrued expenses	9,354	4,942	14,296
Deferred revenue	(420)	(2,412)	(2,832)
Income taxes payable	5,759	(3,156)	2,603
Other long-term liabilities	288	1,737	2,025
Net cash used in operating activities	$(74,224)	$332	$(73,892)
Cash flows from investing activities
Purchases of property and equipment	(4,728)	—	(4,728)
Purchases of intangible assets	(1,923)	—	(1,923)
Net cash used in investing activities	$(6,651)	$—	$(6,651)
Cash flows from financing activities
Borrowings under revolving facility	61,600	—	61,600
Taxes paid related to net share settlement of equity awards	(10,991)	—	(10,991)
Deferred financing costs	(454)	—	(454)
Net cash provided by financing activities	$50,155	$—	$50,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(226)	(332)	(558)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,946)	—	(30,946)
Cash and cash equivalents at beginning of period	42,004	—	42,004
Cash, cash equivalents, and restricted cash at beginning of period	42,004	—	42,004
Cash and cash equivalents at end of period	8,476	—	8,476
Restricted cash at end of period	2,582	—	2,582
Cash, cash equivalents, and restricted cash at end of period	$11,058	$—	$11,058

The impacts to the unaudited interim condensed consolidated statements of changes in stockholders’ (deficit) equity during the three and six months ended June 30, 2022 are an increase to Accumulated deficit of $21.6 million and $44.3 million, respectively, and an increase to Accumulated other comprehensive income of $0.3 million and $1.0 million, respectively.

Note 3—Summary of significant accounting policies

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 3—Summary of significant accounting policies to the audited consolidated financial statements of the Company as of and for the years ended December 31, 2022 and 2021, other than as discussed below.

Concentration of credit risk

No customer accounted for more than 10% of the Company’s Accounts receivable as of June 30, 2023 and December 31, 2022. No customer accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2023 or 2022.

Credit losses

The Company’s accounts and notes receivable are recorded at net realizable value which includes an allowance for estimated credit losses. The Company estimates credit losses based on historical collections, age of receivable balances, the customer’s financial condition, and current economic trends, all of which are subject to change. The Company’s payment terms on its accounts receivable from franchisees are generally 30 days.

The change in the Company’s allowance for credit losses is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$19,108	$5,366	$16,043	$8,132
Provisions for bad debts, included in Selling, general and administrative	801	5,216	6,315	6,680
Uncollectible receivables written off	(3,761)	(4,826)	(6,210)	(9,056)
Balance at end of period	$16,148	$5,756	$16,148	$5,756

Debt issuance costs and debt discount

The Company records debt issuance costs as a reduction to the carrying value of the related debt on the condensed consolidated balance sheets. Debt issuance costs and debt discount are amortized over the term of the related debt using the straight-line method of amortization, which approximates the effective interest method. Amortization of debt issuance costs and debt discount are included in Interest expense, net on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Note 4—Other current assets

Other current assets consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Unbilled receivables, current	$4,856	$5,205
Rebate receivables	1,377	348
Prepaid taxes	475	483
Other	498	243
Total	$7,206	$6,279

Note 5—Property and equipment, net

Property and equipment, net consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	Estimated Useful Life	June 30, 2023	December 31, 2022
	(years)
Vehicles	5	$112	$246
Furniture and fixtures	7	1,074	1,105
Office and other equipment	5	1,236	1,190
Leasehold improvements	Lesser of lease term or useful life	8,299	8,272
Construction in progress	n/a	1,076	994
		11,797	11,807
Less: accumulated depreciation		(2,361)	(1,772)
Total property and equipment, net		$9,436	$10,035

Construction in progress (“CIP”) consists of costs associated with the build-out of corporate-owned FS8 studios.

Depreciation expense related to Property and equipment was approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was recorded in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Note 6—Goodwill and intangible assets

The following table summarizes the useful lives and carrying values of intangible assets, including internal-use software (in thousands):

		As of June 30, 2023			As of December 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in years)
Goodwill	n/a	$2,087	$—	$2,087	$2,145	$—	$2,145

Internal-use software	3	$6,497	$3,762	$2,735	$5,852	$3,054	$2,798
Trade names & trademarks	n/a	1,980	—	1,980	1,808	—	1,808
Customer contracts	7	713	88	625	733	30	703
Acquired software	3 - 6	959	39	920	966	13	953
Total intangible assets, net		$10,149	$3,889	$6,260	$9,359	$3,097	$6,262

The amortization expense of intangible assets was $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively, and was recorded in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The weighted average remaining life of internal-use software was 2.1 years and 1.8 years as of June 30, 2023 and December 31, 2022, respectively. The weighted average remaining life of acquired software was 2.5 years and 2.3 years as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the expected amortization of intangible assets for future periods, excluding assets not yet placed in service of $0.1 million, is as follows (in thousands):

Future Amortization
Remainder of 2023	$935
2024	1,630
2025	1,141
2026	169
2027	160
Thereafter	98
Total	$4,133

Note 7—Other long-term assets

Other long-term assets consist of unbilled receivables, right of return asset, debt issuance costs, investments in CLF High Street Limited, long-term accounts receivable and other long-term assets. The Company recorded a right of return asset related to World Packs that were sold to franchisees pursuant to multi-unit development agreements. These agreements did not meet the criteria of a contract with a customer under ASC 606. The Company intends to recover the World Packs that were delivered, for which it has not yet received payment. The amounts for delivered World Packs have been recorded as a right of return asset. The following table summarizes Other long-term assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Unbilled receivables, net of current	$8,901	$11,112
Right of return asset	8,245	8,224
Debt issuance costs(1)	—	733
Investment in CLF High Street Limited	619	590
Long-term accounts receivable	1,109	2,135
Other long-term assets	865	852
Total	$19,739	$23,646

(1)
As of January 1, 2023, debt issuance costs and debt discount, net of accumulated amortization, were recorded as a reduction to the carrying value of the related debt within Long-term debt, net of current portion, on the unaudited interim condensed consolidated balance sheets. See Note 10—Debt for additional information.

Note 8—Accounts payable and accrued expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$15,850	$21,767
Accrued sales tax	4,651	6,329
Accrued payroll and benefits	4,412	3,281
Accrued litigation expenses	2,525	9,613
Accrued professional fees	7,541	3,557
Accrued inventory purchases and storage costs	279	3,089
Other payables	5,868	849
Total	$41,126	$48,485

Note 9—Deferred revenue

Deferred revenue results from establishment fees paid by franchisees at the outset of the contract term and the value of material rights related to discounted renewal options as well as equipment fees paid by franchisees prior to the transfer of the equipment. During the three and six months ended June 30, 2023, the Company recognized approximately $3.5 million and $7.5 million of revenue, respectively, that was included in the Deferred revenue balance at the beginning of the period. The following tables reflect the change in Deferred revenue during the three and six months ended June 30, 2023 and 2022 (in thousands):

Deferred Revenue
Balance at December 31, 2022	$18,909
Net change	(895)
Balance at March 31, 2023	$18,014
Net change	665
Balance at June 30, 2023	$18,679

Deferred Revenue
Balance at December 31, 2021	$22,366
Net change	(673)
Balance at March 31, 2022 (As Restated)	$21,693
Net change	(2,621)
Balance at June 30, 2022 (As Restated)	$19,072

Deferred revenue expected to be recognized within one year from the balance sheet date is classified as current, and the remaining balance is classified as non-current. Transaction price allocated to remaining performance obligations represents contracted franchise and equipment revenue that has not yet been recognized, which includes deferred revenue recognized as revenue in future periods. As of June 30, 2023, remaining performance obligations were $18.7 million of which the Company expects to recognize approximately $14.3 million as revenue over the next 12 months.

Note 10—Debt

The following table provides a summary of the Company’s outstanding debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$66,000	$—
Revolving facility	2,000	88,100
Subordinated second lien PIK loan	91,297	—
Other debt	318	347
Total debt, excluding deferred financing costs and discounts	159,615	88,447
Deferred financing costs, net	(6,237)	(733)
Discount on debt, net	(23,195)	—
Total debt	$130,183	$87,714

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

On February 14, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Senior Credit Agreement. Pursuant to the Third Amendment, certain amendments were made to the terms of the Senior Credit Agreement to permit the execution of a $90.0 million, five-and-a-half-year term loan facility with a lender group consisting of existing stockholders of the Company led by affiliates of Kennedy Lewis Investment Management LP. In addition, a $20.1 million repayment to the Lender was required to facilitate the carve out of a $66.0 million term loan (“Term Loan”) on the Facility, with an interest rate of the Secured Overnight Financing Rate) (“SOFR”) plus 550 basis points per annum and a two-year term, and a $2.0 million revolving credit facility (“New Revolving Facility”) (10.66% as of June 30, 2023).

In connection with the New Revolving Facility, the Lender issued standby letters of credit on behalf of the Company associated with our corporate headquarters. The outstanding commitments under these letters of credit as of June 30, 2023 totaled $1.6 million, all of which have expiration dates in less than one year. The amount of borrowings available at any time under the New Revolving Facility is reduced by the amount of letters of credit outstanding.

As a result of the reduction in borrowing capacity on the Facility with the Third Amendment, the Company, in proportion to the decrease in borrowing capacity, performed a write-off of debt issuance costs of $0.2 million during the three months ended March 31, 2023 which is included in Interest expense, net. Additionally, the Company has capitalized all new lender and third party fees paid and recognizes these fees as part of interest expense over the life of the modified debt in accordance with the effective interest method. The unamortized debt issuance cost in connection to the Facility as of June 30, 2023 and December 31, 2022 was $0.5 million and $0.7 million, respectively. The availability on the Facility as of June 30, 2023 and December 31, 2022 was $0.4 million and $0.3 million, respectively.

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

Amounts outstanding under the KLIM Term Loan accrue interest at a rate of 12.00% per annum, payable in kind. The outstanding balance on the loan facility as of June 30, 2023 was $91.3 million, which included $90.0 million of principal, $2.7 million in a paid-in-kind (“PIK”) fee taking the form of original issue discount, and $4.0 million of PIK interest accrued.

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

Fortress Credit Facility

The Fortress Credit Agreement, which was entered into on May 13, 2022 and terminated on August 14, 2022, consisted of a $150.0 million (the “Maximum Committed Amount”) seven-year credit facility (the “Fortress Facility”). The Maximum Committed Amount could be increased to $300.0 million in certain circumstances under the terms of the Fortress Credit Agreement. The Fortress Credit Agreement required that the Company enter into a limited guaranty, guaranteeing the Company’s obligations under the Fortress Facility, in an amount not to exceed 10% of the total Fortress Facility size. The proceeds from the Fortress Facility were to be used by the borrower to purchase loans made by another subsidiary of the Company, F45 Intermediate Holdco, LLC, to certain franchisees of the Company (the “Receivables”). The obligations under the Fortress Credit Agreement were secured by the Receivables. Amounts outstanding under the Fortress Credit Agreement accrued interest at a rate equal to the amount of interest received by the Company from each franchisee loan agreement.

The covenants of the Fortress Credit Agreement included negative covenants that, among other things, restricted the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Fortress Credit Agreement contained certain financial covenants that required the Company to maintain certain market capitalization levels. Subsequent to June 30, 2022, the Company determined it was no longer in compliance with covenants requiring minimum market capitalization thresholds in the Fortress Credit Agreement. On August 14, 2022, F45 SPV Finance Company, LLC, delivered a notice to Fortress, as administrative agent, terminating the Fortress Credit Agreement. There were no borrowings outstanding under the Fortress Credit Agreement at the time of termination.

In connection with the Fortress Credit Agreement, the Company entered into a warrant purchase agreement with certain affiliates of Fortress, pursuant to which the Company was obligated to issue warrants in up to four tranches, each representing 1.25% of the fully diluted shares of the Company’s common stock outstanding on the issue date of the warrants (see Note 12—Warrant liabilities). As a result of issuance of the warrants, the Company determined the fair value of the warrants issued in connection with the Fortress Credit Agreement of approximately $8.9 million would be deferred and amortized over the term of the Fortress Credit Agreement. The Company recorded additional debt issuance costs for fees paid lenders and third parties of approximately $2.9 million. As a result of the termination of the Fortress Credit Agreement on August 14, 2022, the Company recorded Interest expense of $11.5 million in the condensed consolidated statements of operations and comprehensive loss during three and nine months ended September 30, 2022 associated with the write-off of debt issuance costs incurred on the Fortress Credit Agreement. Additionally, the Company recorded additional charges of approximately $2.5 million associated with fees incurred with termination of the Fortress Credit Agreement during the three and nine months ended September 30, 2022.

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

Interest expense

Interest expense recorded on the debt facilities was $5.1 million and $8.3 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

The weighted-average interest rate on the Company’s outstanding debt as of June 30, 2023 was 11.44%.

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

The following table sets forth the inputs to the “with-and-without method” that was used to value the embedded derivatives based on potential change in control scenarios with different probabilities and a maturity scenario that would not result in a change in control event:

As of June 30, 2023
Expected term in years	0.88
Exit fee “with” the embedded derivatives	10.00% - 35.00%
Make-whole premium discount rate(1)	5.90%
Implied discount rate	48.50%

(1)
The make-whole premium discount rate is the 1-year constant maturity Treasury rate plus 50 basis points as of June 30, 2023 and would not be applicable if the loan fully matures without a change in control event.

Note 12—Warrant liabilities

In conjunction with the Fortress Facility, on May 13, 2022, the Company issued (i) immediately exercisable warrants (“Immediately Exercisable Warrants”) to purchase an aggregate of up to 1,211,210 shares of the Company’s common stock and (ii) warrants that would become exercisable on the date on which loans in an amount equal to 50% of the Maximum Committed Amount (as in effect on the date any warrant is issued) were drawn under the Fortress Credit Agreement (“50% Utilization Warrants” and together with the Immediately Exercisable Warrants, the “Warrants”) (the date a 50% Utilization Warrant becomes exercisable upon reaching required utilization levels under the New Facility, a “Vesting Date”) to purchase up to 1.25% of the fully diluted shares of common stock as of the Vesting Date.

The exercise price of the Warrants is $16.00 per share of the Company’s common stock, subject to adjustment as defined within the warrant purchase agreement. The Warrants were exercisable from the date of issuance (in the case of the Immediately Exercisable Warrants) or their Vesting Date (in the case of the 50% Utilization Warrants) until the seventh anniversary of the date of issuance of each Warrant, may only be exercised on a cashless net exercise basis, and are subject to certain anti-dilution adjustments upon the occurrence of certain events such as a distribution, reorganization, recapitalization, reclassification, or similar event.

Each holder of the Warrants had the right to put back the Warrants to the Company (the “Put Option”) at an aggregate price (the “Aggregate Put Price”) equal to the product of (a) such holder’s percentage share of $2.5 million (calculated based on the number of Warrants issued to such holder relative to the number of Warrants issued to all holders) and (b) a fraction, expressed as a percentage, equal to the number of shares of the Company’s common stock subject to the Warrants for which the Put Option would be exercised divided by the number of shares of the Company’s common stock subject to the Warrants issued to the holder as of the issue date of the Warrant (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants). The Aggregate Put Price would be settled (i) within the first twelve months after the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), solely in shares of the Company’s common stock, subject to the Share Issuance Cap (as defined herein) and certain limitations on beneficial ownership of the holders (the “Beneficial Ownership Limitation”), based on a trailing volume-weighted average price (“VWAP”) or (ii) after the twelve month anniversary of the issue date (in the case of the Immediately Exercisable Warrants) or the Vesting Date (in the case of the 50% Utilization Warrants), in cash or shares of common stock based on a trailing VWAP, at the holder’s option, and subject to the Share Issuance Cap and the Beneficial Ownership Limitation. In the event that the number of shares of common stock to be issued upon exercise of the Put Option would exceed the Share Issuance Cap or the Beneficial Ownership Limitations with respect to a holder, a cash payment would be made in lieu of delivery of such excess shares of common stock.

The Immediately Exercisable Warrants and the 50% Utilization Warrants issued did not meet the criteria for equity classification and therefore must be recorded as liabilities pursuant to ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging, respectively. The liability for these Warrants was recorded at fair value on the date of the issuance of the Warrants and subsequently re-

measured to fair value at each reporting date or exercise date with changes in the fair value included in earnings.

The fair value of the Immediately Exercisable Warrants and the 50% Utilization Warrants was calculated using a Binomial Lattice model. The following were the assumptions used in calculating fair value on the date of issuance:

Trading price of common stock on the measurement date	$6.52
Exercise price	$16.00
Risk-free interest rate	2.93%
Warrant life in years	7.0 years
Expected volatility	50.00%
Expected dividend yield	$—
Put price (per share)	$2.06
Expected Vesting Date(1)	5/31/2024
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

The Company determined the fair value of the 50% Utilization Warrants using a Binomial Lattice model with the following assumptions as of June 30, 2022:

Trading price of common stock on the measurement date	$3.93
Exercise price	$16.00
Risk-free interest rate	3.02%
Warrant life in years	6.9 years
Expected volatility	52.50%
Expected dividend yield	$—
Put Price (per share)	$2.06
Expected Vesting Date	5/31/2024

Due to the termination of the Fortress Credit Agreement on August 14, 2022, the Company recognized a gain of $4.5 million in Change in fair value - warrant liabilities in the unaudited interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022. As a result of the termination of the Fortress Credit Agreement, no warrants were outstanding as of December 31, 2022 and June 30, 2023.

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

The warrant liabilities (see Note 12—Warrant liabilities), promotional agreements (see Note 16—Commitments and contingencies), and derivative instruments (see Note 11—Derivative instruments) are Level 3 instruments and use internal models to estimate fair value using certain significant unobservable inputs which require determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected dividend yield, expected volatility, and expected vesting date. The Level 3 liabilities generally decrease (increase) in value based upon an increase (decrease) in risk free interest rate, expected vesting date, and expected dividend yield. Conversely, the fair value of these Level 3 liabilities generally increases (decreases) if the expected volatility were to increase (decrease).

The inputs for determining fair value of the embedded Exit Fee and Applicable Premium are Level 3 instruments. Refer to Note 11—Derivative instruments for further discussion related to the inputs and accounting for these instruments.

The following table summarizes the Company’s total Level 3 liability activity for the three and six months ended June 30, 2023 (in thousands):

	Derivative Liability	Total Level 3 Liabilities
Fair value as of January 1, 2023	$—	$—
Initial measurement on February 14, 2023	23,532	23,532
Fair value as of March 31, 2023	$23,532	$23,532
Change in fair value of derivative liability	3,361	3,361
Fair value as of June 30, 2023	$26,893	$26,893

The following table summarizes the Company’s total Level 3 liability activity for the three and six months ended June 30, 2022 (in thousands):

	Warrant Liabilities	Promotional Agreements	Total Level 3 Liabilities
Fair value as of January 1, 2022	$—	$4,474	$4,474
Change in valuation of promotional agreements	—	1,588	1,588
Issuance of common stock pursuant to promotional agreement awards	—	(2,963)	(2,963)
Fair value as of March 31, 2022	$—	$3,099	$3,099
Issuance of Warrants	8,918	—	8,918
Exercise of put option on Immediately Exercisable Warrants	(4,460)	—	(4,460)
Change in valuation of promotional agreements	—	(966)	(966)
Change in fair value - warrant liabilities(1)	(1,265)	—	(1,265)
Fair value as of June 30, 2022	$3,193	$2,133	$5,326

(1) Change in fair value - warrant liabilities is recognized in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Note 14—Income taxes

The effective income tax rate was a provision rate of negative 0.9% and negative 46.3% for the six months ended June 30, 2023 and 2022, respectively. The income tax expense for the interim period was computed using the effective tax rate estimated to be applicable for the full year. The effective tax rate reflects the tax effect of the establishment of a valuation allowance against the Company’s deferred tax assets in the second quarter of tax year 2022, and the effect of not recognizing the benefit of the losses incurred in 2023 and 2022 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of this assessment during the second quarter of 2022, the Company concluded that it was more likely than not that the Company would not realize its deferred tax assets. For the period ended June 30, 2023, the Company considered cumulative losses as a significant source of negative evidence and maintained the valuation allowance against the Company’s deferred tax attributes in the U.S. and foreign jurisdictions.

As of June 30, 2023, the Company had $15.2 million of gross unrecognized tax benefits primarily related to marketing service awards that are not more-likely-than-not to be realized due to insufficient evidence to support payment of the service awards.

Note 15—Related party transactions

During each of the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million, respectively, of Franchise revenue and Equipment and merchandise revenue from studios owned by Mark Wahlberg, Chief Brand Officer and Director of the Company and Michael Raymond, Director of the Company. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company had no outstanding receivables from these studios. These amounts are included in Due from related parties on the unaudited interim condensed consolidated balance sheets.

During each of the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million of Franchise revenue from studios owned by an entity in which an existing stockholder that is an executive officers. With respect to these transactions, the Company has presented the revenue recognized during these periods in Franchise revenue in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company had less than $0.1 million of outstanding receivables from each of these studios. These amounts are included in Due from related parties on the unaudited interim condensed consolidated balance sheets.

The Company incurred expenses in connection with certain shipping and logistic services from a third-party vendor that is owned by an immediate family member of a former executive officer that is no longer with the Company as of June 30, 2023. During each of the three and six months ended June 30, 2023, the Company incurred approximately $0.4 million in Cost of equipment and merchandise in the unaudited interim condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the Company incurred expenses totaling approximately $0.9 million and $1.8 million, respectively. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had approximately $2.2 million of outstanding payables to the third-party vendor. These amounts are included in Accounts payable and accrued expenses on the unaudited interim condensed consolidated balance sheets.

During the first quarter of 2022, the Company entered into a development agreement with an existing multi-unit franchisee to open approximately 87 studios. Following the execution of this agreement, the Company entered into an employment agreement and contractor agreement with two individuals who hold an equity ownership in the franchisee entity. As a result of the employment agreements, the Company has determined the development agreement and studios operating under ownership of its franchisee now represent related party transactions. During each of the three and six months ended June 30, 2023, the Company recognized Franchise revenue and Equipment and merchandise revenue totaling $0.1 million and $0.1 million, respectively, from studios under the development agreement. During the three and six months ended June 30, 2022, the Company recognized Franchise revenue and Equipment and merchandise revenue totaling less than $0.1 million and $0.1 million, respectively, from studios under the development agreement. The Company has presented the expenses incurred during these periods in Cost of equipment and merchandise in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company had receivables outstanding related to amounts due under the development agreement of less than $0.1 million and $0.6 million, respectively. These amounts are included in Due from related parties on the unaudited interim condensed consolidated balance sheets.

U.S. Development Agreement Transaction with Club Franchise Group LLC

On June 15, 2021, the Company entered into a long-term multi-unit studio agreement, with Club Franchise Group LLC (“Club Franchise”), an affiliate of KLIM, the investment manager to significant stockholders of the Company, an affiliate of lenders under the Company’s KLIM Credit Agreement and party to the Company’s Third Amended and Restated Stockholders’ Agreement. Pursuant to the term multi-unit studio agreement, the Company granted to Club Franchise the right to, and Club Franchise has agreed to, open at least 300 studios in certain territories in the U.S. over 36 months, with the first 150 studios to be open within 18 months of the date of the multi-unit studio agreement, or December 15, 2022. Club Franchise had 28 studios opened as of June 30, 2023 under the multi-unit studio agreement.

Club Franchise is obligated to pay to the Company the same general fees as other franchisees in the U.S., and to enter into a franchise agreement in respect of each studio upon approval by the Company of the studio site. Consistent with some of the franchise agreements in the United States entered into since July 2019, Club Franchise is required to pay the Company a monthly franchise fee based on the greater of a fixed monthly franchise fee of $2,500 per month or 7% of gross monthly studio revenue~~,~~ regardless of whether such studios are open. Club Franchise has also agreed to pay the Company an upfront establishment fee of $7.5 million as follows: (i) $1.9 million upon execution of the multi-unit studio agreement (which amount had been paid as of December 31, 2021); (ii) $1.9 million by June 2022 (which amount had been paid as of June 30, 2022); (iii) $1.9 million by December 2022; and (iv) $1.9 million by

December 2023. Club Franchise is required to pay monthly franchise fees to the Company in respect of additional studios with monthly franchise fees for 150 studios being payable by December 2022. With respect to the remaining 150 studios, the Company and Club Franchise have agreed to negotiate a payment schedule that provides for the monthly franchise fees in respect of such studios to commence no later than 12 months after the opening date of the relevant studio. Like other franchisees, Club Franchise is also obligated to pay the Company other fees, including fees related to marketing and equipment and merchandise, some of which the Company has agreed to provide at a discounted rate.

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

The Company recognized no Franchise revenue and $0.1 million and $0.3 million of Equipment and merchandise revenue in conjunction with the transaction with Club Franchise Group LLC during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, there was an outstanding receivable balance owed by Club Franchise of $0.3 million and $3.2 million, respectively.

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

At signing of the MFA, Club Sports was required to make an upfront master franchise fee payment of $1.5 million on the effective date of the MFA as well as purchase 40 equipment packs to be sold to sub-franchisees under the MFA. The Company recognized Equipment and merchandise revenue of $0.1 million during each of the three and six months ended June 30, 2023 as a result of these orders. No Franchise revenues were recognized under the MFA during the three and six months ended June 30, 2023 as it was determined that Club Sports had not taken over master franchising activities, including marketing of sale of new franchise agreements and general and administrative activities over the franchise agreements, as of June 30, 2023.

Related party franchise arrangements were transacted at arm’s length pricing with standard contractual terms.

Note 16—Commitments and contingencies
Litigation
Where appropriate, the Company establishes accruals in accordance with FASB guidance over loss contingencies in accordance with ASC 450, Contingencies. As of June 30, 2023 and December 31, 2022,

the Company had established a litigation accrual of $2.5 million and $9.6 million, respectively, in Accounts payable and accrued expenses for claims brought against the Company in the ordinary course of business. Subsequent to year end 2022, the Company resolved certain legal claims for approximately $6.6 million, which was included in the litigation accrual as of December 31, 2022, and paid during the first half of 2023. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. The Company does not presently believe that the ultimate resolution of the matters for which accruals have been established will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Lease commitments

The Company lease portfolio consists of office buildings, a company-owned studio, and warehouse space in the United States, England, and Australia. Certain lease agreements contain options that allow the Company to extend the lease agreement. All of the Company’s leases are classified as operating leases on the unaudited interim condensed consolidated balance sheets.

As of June 30, 2023, the Company had outstanding guaranties of $2.4 million for lease payments related to 8 franchisee studio leases in the states of California, Maryland, and Virginia. These leases have non-cancelable remaining lease periods ranging from 1 to 9 years.

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

On November 24, 2020, the Company entered into a promotional agreement with DB Ventures Limited (“DB Ventures”). Pursuant to this agreement, David Beckham agreed to provide certain promotional services to the Company in exchange for annual compensation. In connection with the Company becoming publicly traded on July 15, 2021, DB Ventures became entitled to receive the greater of 1% of the Company’s issued and outstanding common stock, or $5.0 million on the six- and 12-month anniversaries of the Company becoming publicly traded. This agreement expires on December 5, 2025. The Company has been recognizing expenses related to the promotional activities and image rights under this agreement ratably over the five-year contractual term. As part of the agreement, the Company is obligated to create two F45 studios for DB Ventures who will then have the option to take ownership of the studios upon termination of the agreement for no additional service or consideration. In December 2021, the Company invested in a joint venture with 75% ownership in the newly incorporated CLF High Street Limited that operates the DB studios and provided $0.5 million of cash for equipment and other studio opening costs. During the three and six months ended June 30, 2022, the Company recorded $(0.5) million and $0.9 million in expense related to this agreement, respectively. During the six months ended June 30, 2022, 914,692 of common shares vested under this agreement as a result of meeting the six-month anniversary of the Company becoming publicly traded.

On October 19, 2022, DB Ventures and ABG-Shark filed a complaint (‘the complaint”) against the Company alleging breach of contract in connection with these promotional agreements. Prior to the filing of the complaint, the Company recognized expenses associated with the DB Ventures promotional agreement over the service period which was to run through December 5, 2025. As a result of the complaint, the Company determined it was no longer probable that any future services would be provided by the promoters under the agreements and for the year ended December 31, 2022 accelerated recognition of $5.6 million of additional marketing expenses equal to the fair value of 914,692 common shares vested and issued under the promotional agreement with DB Ventures which were previously expected to be recognized over the service period of the promotional agreement. The Company disputes the claims filed under the complaint and intends to vigorously defend itself. As the litigation is preliminary in nature and involves substantial uncertainties, no additional amounts have been accrued as a result of the complaint.

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

No stock-based compensation expense was recognized in connection with the aforementioned promotional agreements for the three and six months ended June 30, 2023 as a result of reductions in the fair value of the liability-classified awards. The Company determined that the common stock to be issued upon settlement of the remaining promotional agreements with ABG-Shark and MJE are liability-classified awards. As of June 30, 2023, the Company recorded $0.1 million of stock-based compensation liability in Other long-term liabilities in the condensed consolidated balance sheets.

The Company estimates the fair value of its liability-classified awards using a Monte-Carlo simulation model at each reporting period until settlement. The other significant assumptions used in the analysis as of June 30, 2023 were as follows:

As of June 30, 2023
Risk-free interest rate	4.20%
Expected dividend yield	—
Expected term in years	1.79 - 2.06
Expected volatility	26.40% - 42.14%

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

See Note 17—Stock-based compensation for discussion on the stock option activities and total stock-based compensation expense for the three and six months ended June 30, 2023 and June 30, 2022, respectively.

Note 17—Stock-based compensation

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

A summary of option activity under the employee share option plan as of June 30, 2023, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,191	$4.43	10.42	$1,160
Granted	—	—
Exercised	(1)	2.02
Forfeited, expired, or canceled	(197)	11.32
Outstanding as of March 31, 2023	1,993	$3.75	10.21	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(55)	2.92
Outstanding as of June 30, 2023	1,938	$3.77	9.94	$—
Vested and exercisable	1,277	$3.14	9.30	$—
Expected to vest	661	$4.99	11.16	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the quarter ended June 30, 2023. The aggregate intrinsic value of vested and unvested options as of June 30, 2023 was $0, since the options were out-of-the-money. During the three and six months ended June 30, 2023, the total grant date fair value of the options vested was less than $0.1 million and $0.5 million, respectively.

As of June 30, 2023, the total unrecognized pre-tax stock-based compensation expense related to non-vested stock options was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 2.95 years.

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

As of June 30, 2023, the total number of shares subject to outstanding RSUs was 1,717,040. The Company withheld 16,375 and 203,580 shares, respectively, of common stock related to net share settlement of restricted stock units vested during the three and six months ended June 30, 2023.

The Company uses the closing stock price on the grant date to estimate the fair value of service-based RSUs. The Company estimates the fair value of RSUs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSUs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	3,088	$5.93
Granted	—	—
Vested	(416)	6.97
Forfeited	(34)	2.02
Outstanding as of March 31, 2023	2,638	$5.81
Granted	—	—
Vested	(47)	15.15
Forfeited	(874)	8.06
Outstanding as of June 30, 2023	1,717	$4.42

The total grant date fair value of RSUs vested during the three and six months ended June 30, 2023 was $0.7 million and $3.6 million, respectively. The total grant date fair value of RSUs vested during each of the three and six months ended June 30, 2022, was $0.8 million. During the three and six months ended June 30, 2023, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $1.3 million and $3.4 million, respectively. During each of the three and six months ended June 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSUs was $1.8 million. The total recognized pre-tax stock-based compensation expense related to non-vested RSUs for both periods was included in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs was $5.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.86 years. The maximum contractual term of RSUs is approximately 4.0 years.

Restricted stock awards

Subject to the terms and provisions of the plan, the Company, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the Company, in its sole discretion, will determine. During the period of restriction, service providers holding shares of restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Company determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The RSAs granted by the Company are subject to service vesting conditions. As of June 30, 2023, the total number of shares subject to outstanding RSAs was 61,538.

The Company estimates the fair value of RSAs subject to performance-adjusted vesting conditions using the closing stock price on the grant date.

A summary of RSAs activity is as follows:

	Shares (in thousands)	Weighted - Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	361	$4.44
Granted	—	—
Vested	(129)	4.68
Forfeited	—	—
Outstanding as of March 31, 2023	232	$4.30
Granted	—	—
Vested	(128)	4.68
Forfeited	(42)	4.68
Outstanding as of June 30, 2023	62	$3.25

The total grant date fair value of RSAs vested during the three and six months ended June 30, 2023 was $0.6 million and $1.2 million, respectively. The total grant date fair value of RSAs vested during the three and six months ended June 30, 2022 was $1.6 million and $1.7 million, respectively. For the three and six months ended June 30, 2023, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was less than $0.1 million and $0.4 million, respectively. For each of the three and six months ended June 30, 2022, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was less than $0.1 million. For both periods, total recognized pre-tax stock-based compensation expense related to non-vested RSAs was included in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.37 years. The maximum contractual term of the RSAs is approximately one year.

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

The Company determined that the RSUs are liability-classified awards that contain both performance (deemed liquidation event, closing of a financing transaction or the public trading of the Company’s common stock) and market conditions (achievement of prescribed Company equity values) in order for the units to vest. As of June 30, 2023, the market conditions have not been met on the ABG-Shark, DB Ventures, or MJE promotional agreements. The Company began recognizing stock-based compensation expense ratably over the requisite service period when the performance condition was met through the achievement of the IPO on July 15, 2021. The stock-based compensation expense related to the RSUs are recognized ratably over the requisite service period in Selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

Note 18—Basic and diluted net loss per share

The computation of net loss per share and weighted average shares of the Company’s common stock outstanding for the periods presented are as follows (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(23,726)	$(56,498)	$(46,379)	$(65,976)

Denominator:
Weighted average common shares outstanding—basic and diluted	97,105,441	95,917,556	96,995,623	95,814,188

Net loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.59)	$(0.48)	$(0.69)

Anti-dilutive securities excluded from diluted loss per share:
Stock options to purchase common stock	1,973,501	664,464	2,030,586	664,464
Stock warrants	—	1,221,698	—	1,221,698
Unvested restricted stock awards	176,594	341,880	235,547	341,880
Restricted stock units	2,218,208	1,770,438	2,533,063	1,770,438
Convertible notes	—	—	—	—
Total	4,368,303	3,998,480	4,799,196	3,998,480

The contingently issuable shares in relation to the promotional agreements with ABG-Shark and MJE are not included in the diluted loss per share computation as the market conditions have not been met to be vested as of June 30, 2023. The contingently issuable shares in relation to the promotional agreements with ABG-Shark, MJE, and CDP were not included in the diluted loss per share computation as the market conditions had not been met to be vested during the three and six months ended June 30, 2022.

Note 19—Segment and geographic area information

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

The following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022 (As Restated)
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$8,655	$2,198	$6,457	$12,145	$1,392	$10,753
Equipment and merchandise	1,706	1,161	545	5,292	5,772	(480)
	$10,361	$3,359	$7,002	$17,437	$7,164	$10,273
Australia:
Franchise	$2,822	$248	$2,574	$3,492	$239	$3,253
Equipment and merchandise	134	176	(42)	1,051	1,012	39
	$2,956	$424	$2,532	$4,543	$1,251	$3,292
Rest of World:
Franchise	$3,007	$58	$2,949	$3,472	$112	$3,360
Equipment and merchandise	712	981	(269)	2,249	2,308	(59)
	$3,719	$1,039	$2,680	$5,721	$2,420	$3,301
Consolidated:
Franchise	$14,484	$2,504	$11,980	$19,109	$1,743	$17,366
Equipment and merchandise	2,552	2,318	234	8,592	9,092	(500)
	$17,036	$4,822	$12,214	$27,701	$10,835	$16,866

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022 (As Restated)
	Revenue	Cost of revenue	Gross profit	Revenue	Cost of revenue	Gross profit
United States:
Franchise	$17,548	$4,291	$13,257	$24,546	$2,429	$22,117
Equipment and merchandise	3,719	3,369	350	11,156	9,580	1,576
	$21,267	$7,660	$13,607	$35,702	$12,009	$23,693
Australia:
Franchise	$5,587	$370	$5,217	$6,940	$412	$6,528
Equipment and merchandise	508	625	(117)	2,445	2,559	(114)
	$6,095	$995	$5,100	$9,385	$2,971	$6,414
Rest of World:
Franchise	$5,958	$167	$5,791	$7,483	$209	$7,274
Equipment and merchandise	1,296	1,852	(556)	4,519	4,066	453
	$7,254	$2,019	$5,235	$12,002	$4,275	$7,727
Consolidated:
Franchise	$29,093	$4,828	$24,265	$38,969	$3,050	$35,919
Equipment and merchandise	5,523	5,846	(323)	18,120	16,205	1,915
	$34,616	$10,674	$23,942	$57,089	$19,255	$37,834

Selling, general and administrative expenses, other expenses, and taxes are not allocated to individual segments as these are managed on an entity wide group basis. The reconciliation between reportable segment gross profit to net loss is as follows (in thousands):

	For the Three Months Ended June 30,
	2023	2022 (As Restated)
Segment gross profit	$12,214	$16,866
Selling, general and administrative expenses	27,739	51,926
Loss on derivative liabilities	3,361	—
Change in fair value - warrant liabilities	—	(1,265)
Interest expense, net	5,059	696
Other income, net	(430)	(1,291)
Provision for income taxes	211	23,298
Net loss	$(23,726)	$(56,498)

	For the Six Months Ended June 30,
	2023	2022 (As Restated)
Segment gross profit	$23,942	$37,834
Selling, general and administrative expenses	59,243	84,042
Loss on derivative liabilities	3,361	—
Change in fair value - warrant liabilities	—	(1,265)
Interest expense, net	8,290	822
Other income, net	(984)	(669)
Provision for income taxes	411	20,880
Net loss	$(46,379)	$(65,976)

As of June 30, 2023, the Company had property and equipment of $8.2 million and $1.1 million in the United States and Australia segments, respectively. As of December 31, 2022, the Company had property and equipment of $8.7 million and $1.1 million in the United States and Australia segments, respectively. No segment other than the United States and Australia segments accounted for more than 10% of total property and equipment, net as of June 30, 2023 and December 31, 2022.

Note 20—Subsequent events

The Company has evaluated subsequent events from June 30, 2023 through November 7, 2023, the date on which the June 30, 2023 unaudited interim condensed consolidated financial statements were available for issuance, and has determined that there are no subsequent events requiring adjustments to our disclosures in the unaudited interim condensed consolidated financial statements, other than as discussed below.

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

Our Segments

We operate and manage our business based on geographic regions and our strategy to become a leading global fitness and lifestyle brand. We have three reportable segments: United States (which for segment reporting purposes includes our operations in the United States and South America), Australia and Rest of World. We refer to “United States” as the operations in the United States and South America. We refer to “Australia” as our operations in Australia, New Zealand and the immediately surrounding island nations. Our Australia segment also includes operations under our FS8 and Vive Active, Avalon House (which operations were wound down in 2023), and Malibu Crew brand (which operations were wound down in 2022). We refer to “Rest of World” or “ROW” as our operations in locations other than those in the United States and Australian segments. We evaluate the performance of our segments and allocate resources to them based on revenue and gross profit. Revenue and gross profit for all operating segments include only transactions with external customers and do not include inter-segment transactions. The tables on the following pages summarize the financial information for our segments for the three and six months ended June 30, 2023 and 2022. In all other sections of this filing when we present geographic data, we are presenting such data for the named region on a stand-alone basis.

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

The following table sets forth our key performance indicators for the three and six months ended June 30, 2023 and 2022 (dollars in thousands except, net loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Net loss	$(23,726)	$(56,498)	$(46,379)	$(65,976)
Net loss margin	(139.3)%	(204.0)%	(134.0)%	(115.6)%
Net loss per share	$(0.24)	$(0.59)	$(0.48)	$(0.69)
System-wide Sales	$140,258	$128,484	$277,098	$247,477
System-wide Visits	8,184	7,333	16,360	14,549
Same Store Sales growth	(5.0)%	6.0%	(2.4)%	6.3%
New Franchises Sold, net(a)	(163)	(173)	(195)	533
Total Franchises Sold, end of period	3,468	3,834	3,468	3,834
Initial Studio Openings, net(b)	17	92	(17)	209
Total Studios, end of period	2,083	1,958	2,083	1,958
EBITDA	$(17,022)	$(30,186)	$(34,446)	$(40,156)
Adjusted EBITDA	$(10,537)	$(9,117)	$(14,537)	$(16,604)
Adjusted EBITDA margin	(61.9)%	(32.9)%	(42.0)%	(29.1)%
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

For the three and six months ended June 30, 2023, our System-wide Sales were approximately $140.3 million and $277.1 million, respectively, which compares favorably to approximately $128.5 million and $247.5 million, respectively for the three and six months ended June 30, 2022, as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
	(dollars in thousands)		(dollars in thousands)
United States	$73,006	$58,131	$141,104	$110,854
Australia	35,504	43,191	74,300	87,278
ROW	31,748	27,162	61,694	49,345
Total	$140,258	$128,484	$277,098	$247,477

For the three months ended June 30, 2023, System-wide Sales year-over-year growth of 26% in our U.S. segment and 17% in our ROW segment was driven by total studios open during the period. For the six months ended June 30, 2023, System-wide Sales year-over-year growth of 27% in our U.S. segment and 25% in our ROW segment was driven by total studios open during the period. For the three and six months ended June 30, 2023, System-wide Sales year-over-year decreased by 18% and 15%, respectively, for our Australian segment, driven by increased market competition, as well as fewer new studio openings during the period.

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

For the three and six months ended June 30, 2023, our System-wide Visits were approximately 8.2 million and 16.4 million, respectively, which compares favorably to approximately 7.3 million and 14.5 million, respectively, for the three and six months ended June 30, 2022, as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	4,106	3,268	8,027	6,369
Australia	2,053	2,351	4,403	5,025
ROW	2,025	1,714	3,930	3,155
Total	8,184	7,333	16,360	14,549

For the three months ended June 30, 2023, System-wide Visits year-over-year growth of 26% in our U.S. segment and 18% in our ROW segment was driven by total studios open during the period. For the six months ended June 30, 2023, System-wide Visits year-over-year growth of 26% in our U.S. segment and 25% in our ROW segment was driven by total studios open during the period. For the three and six months ended June 30, 2023, System-wide Visits year-over-year decreased by 13% and 12%, respectively, for our Australian segment, driven by increased market competition, as well as fewer new studio openings during the period.

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

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,005	794	832	3,631	2,402	804	801	4,007
New Franchises Sold, net(a)	(108)	(39)	(16)	(163)	(175)	(1)	3	(173)
Total Franchises Sold, end of period	1,897	755	816	3,468	2,227	803	804	3,834
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,038	799	826	3,663	1,710	803	788	3,301
New Franchises Sold, net(a)	(141)	(44)	(10)	(195)	517	—	16	533
Total Franchises Sold, end of period	1,897	755	816	3,468	2,227	803	804	3,834

(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

Negative New Franchises Sold, net, represents periods in which terminations were in excess of New Franchises Sold. The decrease in New Franchises Sold, net, compared to the prior year is primarily due to terminations of multi-unit franchise agreements and development agreements. During the three and six months ended June 30, 2023, franchise terminations exceeded New Franchises Sold by 163 and 195, respectively, as compared to the three months ended June 30, 2022 whereby franchise terminations exceeded New Franchises Sold by 173 and the six months ended June 30, 2022 whereby New Franchises Sold exceeded franchise terminations by 533. Of these multi-unit and development agreements, approximately 887 studios are not open as of June 30, 2023. Additionally, as of June 30, 2023, three development agreements, representing approximately 639 Total Franchises Sold, were not in compliance with their development schedule timelines. Subsequent to June 30, 2023, certain multi-unit franchise and development agreements were terminated resulting in 325 studios remaining unopened and 41 studios remaining as not in compliance with their development schedule timelines as of the date of this report.

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

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	844	678	544	2,066	727	663	476	1,866

Initial Studio Openings, net(a)	24	(12)	5	17	56	11	25	92
Total Studios, end of period	868	666	549	2,083	783	674	501	1,958
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	882	682	536	2,100	654	653	442	1,749
Initial Studio Openings, net(a)	(14)	(16)	13	(17)	129	21	59	209
Total Studios, end of period	868	666	549	2,083	783	674	501	1,958
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
Other Data:	(dollars in thousands)		(dollars in thousands)
Net loss	$(23,726)	$(56,498)	$(46,379)	$(65,976)
Net loss margin	(139.3)%	(204.0)%	(134.0)%	(115.6)%
EBITDA	$(17,022)	$(30,186)	$(34,446)	$(40,156)
Adjusted EBITDA	$(10,537)	$(9,117)	$(14,537)	$(16,604)
Adjusted EBITDA margin (1)	(61.9)%	(32.9)%	(42.0)%	(29.1)%
Same Store Sales growth (2)	(5.0)%	6.0%	(2.4)%	6.3%

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
	(dollars in thousands)		(dollars in thousands)
Net loss	$(23,726)	$(56,498)	$(46,379)	$(65,976)
Interest expense, net	5,059	696	8,290	822
Provision for income taxes	211	23,298	411	20,880
Depreciation and amortization	889	1,262	1,754	2,436
Amortization of deferred costs	545	1,056	1,478	1,682
EBITDA	$(17,022)	$(30,186)	$(34,446)	$(40,156)
Sales tax reserve(a)	—	1,070	—	1,060
Transaction fees(b)	1,121	5,804	1,162	8
Loss on derivative liabilities(c)	3,361	—	3,361	—
Certain legal costs and settlements(d)	543	6,545	9,822	8,870
Stock-based compensation(e)	1,401	2,231	5,488	4,221
Recruitment(f)	31	483	37	1,138
COVID concessions(g)	—	3,643	—	4,539
Relocation(h)	28	715	39	1,439
Development costs(i)	—	578	—	2,277
Adjusted EBITDA	$(10,537)	$(9,117)	$(14,537)	$(16,604)

(a) Represents the impact of sales tax liability arising from a timing change in the ability to enforce certain contractual terms in arrangements with franchisees.
(b) Represents transaction costs incurred as a part of a reorganization, including legal, tax, accounting and other professional services, as well as costs associated with the issuance of common stock.
(c) Represents a change in fair value of the embedded derivative liabilities associated with the KLIM Term Loan.
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

(2)“Same Store Sales” means, for any reporting period, studio-level revenue generated by a comparable base of franchise studios, which we define as Total Studios that have been operating for more than 16 months. Vive is excluded from Same Store Sales figures as they are corporate-owned studios. As of June 30, 2023 and 2022, there were 1,622 and 1,386 studios, respectively, in our comparable base of franchise studios.

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

•Loss on derivative liabilities: Our Loss on derivative liabilities, relates to a non-cash change in the fair value of the embedded derivatives from the Subordinated Credit Agreement, which are marked-to-market at each reporting period.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (As Restated)	2023	2022 (As Restated)
	(dollars in thousands)		(dollars in thousands)
Revenues:
Franchise (Related party: $338 and $2,360 for the three months ended June 30, 2023 and 2022, respectively, and $643 and $4,976 for the six months ended June 30, 2023 and 2022, respectively)	$14,484	$19,109	$29,093	$38,969
Equipment and merchandise (Related party: $71 and $121 for the three months ended June 30, 2023 and 2022, respectively, and $336 and $121 for the six months ended June 30, 2023 and 2022, respectively)	2,552	8,592	5,523	18,120
Total revenues	17,036	$27,701	34,616	57,089
Costs and operating expenses:
Cost of franchise revenue	2,504	1,743	4,828	3,050
Cost of equipment and merchandise (Related party: $0 and $869 for the three months ended June 30, 2023 and 2022, respectively, and $404 and $1,819 for the six months ended June 30, 2023 and 2022, respectively)	2,318	9,092	5,846	16,205
Selling, general and administrative expenses	27,739	51,926	59,243	84,042
Total costs and operating expenses	32,561	62,761	69,917	103,297
Loss from operations	(15,525)	(35,060)	(35,301)	(46,208)
Loss on derivative liabilities	3,361	—	3,361	—
Change in fair value - warrant liabilities	—	(1,265)	—	(1,265)
Interest expense, net	5,059	696	8,290	822
Other income, net	(430)	(1,291)	(984)	(669)
Loss before income taxes	(23,515)	(33,200)	(45,968)	(45,096)
Provision for income taxes	211	23,298	411	20,880
Net loss	$(23,726)	$(56,498)	$(46,379)	$(65,976)

Comparison of the three and six months ended June 30, 2023 and 2022

Revenue

Franchise Revenue

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Franchise
USA	$8,655	$12,145	$(3,490)	(29)%
Australia	2,822	3,492	(670)	(19)%
ROW	3,007	3,472	(465)	(13)%
Total franchise revenue	$14,484	$19,109	$(4,625)	(24)%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Franchise
USA	$17,548	$24,546	$(6,998)	(29)%
Australia	5,587	6,940	(1,353)	(19)
ROW	5,958	7,483	(1,525)	(20)
Total franchise revenue	$29,093	$38,969	$(9,876)	(25)%

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,005	794	832	3,631	2,402	804	801	4,007
New Franchises Sold, net(a)	(108)	(39)	(16)	(163)	(175)	(1)	3	(173)
Total Franchises Sold, end of period	1,897	755	816	3,468	2,227	803	804	3,834

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Franchises Sold, beginning of period	2,038	799	826	3,663	1,710	803	788	3,301
New Franchises Sold, net(a)	(141)	(44)	(10)	(195)	517	—	16	533
Total Franchises Sold, end of period	1,897	755	816	3,468	2,227	803	804	3,834
(a) New Franchises Sold are shown net of franchises that were signed but subsequently terminated prior to the initial studio opening.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	844	678	544	2,066	727	663	476	1,866
Initial Studio Openings, net(a)	24	(12)	5	17	56	11	25	92
Total Studios, end of period	868	666	549	2,083	783	674	501	1,958

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	U.S.	Australia	ROW	Total	U.S.	Australia	ROW	Total
Total Studios, beginning of period	882	682	536	2,100	654	653	442	1,749
Initial Studio Openings, net(a)	(14)	(16)	13	(17)	129	21	59	209
Total Studios, end of period	868	666	549	2,083	783	674	501	1,958
(a) Initial Studio Openings are shown net of studios that have permanently closed which had a recorded initial studio opening.

Total Franchise revenue of $14.5 million for the three months ended June 30, 2023, represented a decrease of $4.6 million, or 24%, from $19.1 million for the three months ended June 30, 2022 due to decreases in New Franchises Sold, net and Initial Studio Openings, net.

Total Franchise revenue of $29.1 million for the six months ended June 30, 2023, represented a decrease of $9.9 million, or 25%, from $39.0 million for the six months ended June 30, 2022 due to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $3.5 million, or 29%, decrease in Franchise revenue in the United States for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $7.0 million, or 29%, decrease in Franchise revenue in the United States for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $0.7 million, or 19%, decrease in Franchise revenue in Australia for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $1.4 million, or 19%, decrease in Franchise revenue in Australia for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $0.5 million, or 13%, decrease in Franchise revenue in ROW for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.

The $1.5 million, or 20%, decrease in Franchise revenue in ROW for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to decreases in New Franchises Sold, net and Initial Studio Openings, net.
Equipment and Merchandise Revenue

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$1,706	$5,292	$(3,586)	(68)%
Australia	134	1,051	(917)	(87)
ROW	712	2,249	(1,537)	(68)
Total equipment and merchandise revenue	$2,552	$8,592	$(6,040)	(70)%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$3,719	$11,156	$(7,437)	(67)%
Australia	508	2,445	(1,937)	(79)
ROW	1,296	4,519	(3,223)	(71)
Total equipment and merchandise revenue	$5,523	$18,120	$(12,597)	(70)%

The $3.6 million, or 68%, decrease in Equipment and merchandise revenue in the United States for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 277, or 90%, from 307 deliveries during the three months ended June 30, 2022 to 30 deliveries during the three months ended June 30, 2023.

The $7.4 million, or 67%, decrease in Equipment and merchandise revenue in the United States for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 341, or 68%, from 499 deliveries during the six months ended June 30, 2022 to 158 deliveries during the six months ended June 30, 2023.

The $0.9 million, or 87%, decrease in Equipment and merchandise revenue in Australia for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 44, or 98%, from 45 deliveries during the three months ended June 30, 2022 to one delivery during the three months ended June 30, 2023.

The $1.9 million, or 79%, decrease in Equipment and merchandise revenue in Australia for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries. The total deliveries of equipment decreased by 80, or 98%, from 82 deliveries during the six months ended June 30, 2022 to two deliveries during the six months ended June 30, 2023.

The $1.5 million, or 68%, decrease in Equipment and merchandise revenue in ROW for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 82, or 90%, from 91 deliveries during the three months ended June 30, 2022 to nine deliveries during the three months ended June 30, 2023.

The $3.2 million, or 71%, decrease in Equipment and merchandise revenue in ROW for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to a decrease in equipment deliveries as a result of a reduction in Initial Studio Openings, net. The total deliveries of equipment decreased by 127, or 77%, from 164 deliveries during the six months ended June 30, 2022 to 37 deliveries during the six months ended June 30, 2023.

Cost of revenue

Cost of franchise revenue

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Franchise
USA	$2,198	$1,392	$806	58%
Australia	248	239	9	4%
ROW	58	112	(54)	(48)%
Total cost of franchise revenue	$2,504	$1,743	$761	44%
Percentage of franchise revenue	17%	9%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Franchise
USA	$4,291	$2,429	$1,862	77%
Australia	370	412	(42)	(10)%
ROW	167	209	(42)	(20)%
Total cost of franchise revenue	$4,828	$3,050	$1,778	58%
Percentage of franchise revenue	17%	8%

The $0.8 million, or 58%, increase in Cost of franchise revenue in the United States for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to an increase in brand fund marketing expenses of $0.8 million, which was launched by the Company subsequent to the three months ended June 30, 2022.

The $1.9 million, or 77%, increase in Cost of franchise revenue in the United States for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to increases in brand fund marketing expenses of $2.0 million, which was launched by the Company subsequent to the six months ended June 30, 2022. Other contributing factors include increases in service costs of $0.7 million for business support systems provided to franchisees and amortization of establishment fees of $0.3 million, offset by decreases in pre-open advertising campaign expenses of $0.6 million and post-open advertising campaign expenses of $0.6 million.

The Cost of franchise revenue in Australia was relatively flat for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

The Cost of franchise revenue in Australia was relatively flat for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

The Cost of franchise revenue in ROW decreased by $0.1 million, or 48%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily attributable to decreases in pre-open advertising campaign expenses and post-open advertising campaign expenses.

The Cost of franchise revenue in ROW was relatively flat for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Cost of equipment and merchandise

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$1,161	$5,772	$(4,611)	(80)%
Australia	176	1,012	(836)	(83)%
ROW	981	2,308	(1,327)	(57)%
Total cost of equipment and merchandise	$2,318	$9,092	$(6,774)	(75)%
Percentage of equipment and merchandise revenue	91%	106%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Equipment and merchandise
USA	$3,369	$9,580	$(6,211)	(65)%
Australia	625	2,559	(1,934)	(76)%
ROW	1,852	4,066	(2,214)	(54)%
Total cost of equipment and merchandise	$5,846	$16,205	$(10,359)	(64)%
Percentage of equipment and merchandise revenue	106%	89%

The $4.6 million, or 80%, decrease in Cost of equipment and merchandise in the United States for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $6.2 million, or 65%, decrease in Cost of equipment and merchandise in the United States for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $0.8 million, or 83%, decrease in Cost of equipment and merchandise in Australia for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $1.9 million, or 76%, decrease in Cost of equipment and merchandise in Australia for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the decrease in equipment deliveries and related freight expenses.

The $1.3 million, or 57%, decrease in Cost of equipment and merchandise in ROW for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

The $2.2 million, or 54%, decrease in Cost of equipment and merchandise in ROW for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to the decrease in equipment deliveries and related freight expenses.

Selling, general, and administrative expenses

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$27,739	$51,926	$(24,187)	(47)%
Percentage of revenue	163%	187%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Selling, general and administrative expenses	$59,243	$84,042	$(24,799)	(30)%
Percentage of revenue	171%	147%

The $24.2 million, or 47%, decrease in Selling, general, and administrative expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily attributable to $7.2 million decrease of payroll related to reduction in headcount from restructuring performed by the Company subsequent to the three months ended June 30, 2022, which includes increased severance costs of $0.5 million; $5.0 million decrease in marketing expense due to a reduction of advertising and promotional activities; a $4.6 million decrease in legal and professional expenses; a $4.4 million decrease in bad debt write-offs of financed World Packs previously purchased by franchisees and developers; a $1.7 million decrease in sales tax expense due to decreased equipment and merchandise sales; a $0.8 million decrease in stock-based compensation expense related to awards issued to brand ambassadors and certain employees and directors; and a $0.6 million decrease in depreciation and amortization due to impairment charges recognized in the fourth quarter of 2022 that reduced the net value of fixed and long-lived assets.

The $24.8 million, or 30%, decrease in Selling, general, and administrative expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to a $10.0 million decrease of payroll expenses related to reduction in headcount from restructuring performed by the Company subsequent to the six months ended June 30, 2022, which includes increased severance costs of $0.8 million; a decrease of $8.9 million in marketing expense due to a reduction of advertising and promotional activities; a $5.4 million decrease in business travel expenses as a result of fewer site visits; a $1.2 million decrease in depreciation and amortization due to impairment charges recognized in the fourth quarter of 2022 that reduced the net value of fixed and long-lived assets; and a $0.4 million decrease in bad debt write-offs of financed World Packs previously purchased by franchisees and developers. These decreases were offset by a $1.2 million increase legal and professional expenses, and a $1.2 million increase in stock-based compensation expense related to awards issued to brand ambassadors and certain employees and directors.

Loss on derivative liabilities

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Loss on derivative liabilities	$3,361	$—	$3,361	100%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Loss on derivative liabilities	$3,361	$—	$3,361	100%

The Loss on derivative liabilities during the three and six months ended June 30, 2023 was attributable to the embedded derivatives of the Subordinated Credit Agreement, which the Company entered into on February 14, 2023. The derivative liabilities are marked-to-market at each reporting period. The change in the fair value of the embedded derivatives resulted in a $3.4 million Loss on derivative liabilities during the three and six months ended June 30, 2023.

Change in valuation - warrant liabilities

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	$—	$(1,265)	$1,265	(100)%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Change in fair value - warrant liabilities	—	$(1,265)	$1,265	(100)%

The $1.3 million increase in Change in fair value - warrant liabilities during three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was attributable to the termination of the Fortress Credit Agreement on August 14, 2022. As a result of the termination of the Fortress Credit Agreement, the outstanding warrants were considered terminated as of August 14, 2022.

Interest expense, net

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Interest expense, net	$5,059	$696	$4,363	627%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Interest expense, net	$8,290	$822	$7,468	909%

The $4.4 million and $7.5 million, or 627% and 909%, increase in Interest expense, net for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, was primarily attributable to an increase in outstanding debt and higher interest rates.

Other expense, net

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Other income, net	$(430)	$(1,291)	$861	(67)%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Other income, net	$(984)	$(669)	$(315)	47%

The $0.9 million increase in Other expense, net represents realized and unrealized gains and losses on foreign currency transactions during the three months ended June 30, 2023. This increase was primarily driven by the $0.9 million increase in currency revaluation of balance sheet accounts as the US Dollar strengthens relative to the Australian dollar, Canadian dollar, and Euro during the three months ended June 30, 2023, as compared to the same period in 2022.

The $0.3 million decrease in Other expense, net represents realized and unrealized gains and losses on foreign currency transactions during the six months ended June 30, 2023. This decrease was primarily driven by the decrease in currency revaluation of balance sheet accounts as the US Dollar weakens relative to the Australian dollar, Canadian dollar, and Euro during the six months ended June 30, 2023, as compared to the same period in 2022.

Provision for income taxes

	Three Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Provision for income taxes	$211	$23,298	$(23,087)	(99)%

	Six Months Ended June 30,		Change
	2023	2022 (As Restated)	$	%

	(dollars in thousands)
Provision for income taxes	$411	$20,880	$(20,469)	(98)%

The $23.1 million decrease in the Provision for income taxes is primarily a result of the Company having recorded a valuation allowance during the second quarter of tax year 2022. The income tax expense of $0.2 million for the three months ended June 30, 2023 is primarily attributable to withholding tax on royalties paid and interest on unrecognized tax benefits.

The $20.5 million decrease in the Provision for income taxes is primarily a result of the Company having recorded a valuation allowance during second quarter of tax year 2022. The income tax expense of $0.4 million for the six months ended June 30, 2023 primarily consists of withholding taxes on royalties paid and interest on unrecognized tax benefits. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was negative 0.9% and negative 46.3%, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we held $34.5 million of Cash and cash equivalents and Restricted cash relating to cash held in deposits, of which $6.5 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of June 30, 2023, the Company maintained an indefinite reinvestment assertion on any undistributed earnings and profits related to the foreign subsidiaries outside of the United States noting that its foreign operations remain in an E&P deficit.

Due to a lack of liquidity, on October 20, 2023, we entered into an Amendment to the Subordinated Credit Agreement. Pursuant to the amendment, the lenders agreed, subject to the satisfaction of certain conditions precedent, to extend credit in the form of an incremental loan in an original aggregate principal amount equal to $40.0 million, upon the same terms as the original loan amount, which the Company received on October 23, 2023, provide delayed draw commitments in an aggregate principal amount of up $10 million, and extend the deadline under the Subordinated Credit Agreement with respect to the delivery of the Company’s quarterly financial statements for the first and second fiscal quarters of 2023, together with the accompanying compliance certificate, to November 8, 2023. The delayed draw commitments are available to be drawn until the date that is fifteen months following the effective date of the Amendment to the Subordinated Credit Agreement. The incremental term loans and delayed draw loans will accrue interest at a rate of 12.00% per annum, payable in kind, and will mature on August 13, 2028.

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

As of June 30, 2023, our material cash requirements include contractual obligations from debt and lease obligations. Refer to Note 10—Debt and Note 16—Commitments and contingencies to the unaudited interim condensed consolidated financial statements for discussion of the contractual obligations related to our debt and operating leases, respectively.

We believe that our operating cash flows, proceeds from our Subordinated Credit Agreement and cash on hand will be adequate to meet our operating, investing and financing needs for the next 12 months. However, changes in forecasted growth and available funds could have a further negative impact on our future liquidity. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the sale of inventory, entry into a borrowing facility with one or more lenders, and reduction in operating expenditures, legal fees, and promotional and professional advisory contracts; however, such financing or reductions may not be available on favorable terms, or at all. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on October 23, 2023. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to globally expand our franchisee footprint. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operating or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs.

Cash flow

	Six Months Ended June 30,
	2023	2022 (As Restated)
	(dollars in thousands)
Net cash used in operating activities	$(28,859)	$(73,892)
Net cash used in investing activities	(920)	(6,651)
Net cash provided by financing activities	60,825	50,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,867)	(558)
Net change in cash, cash equivalents, and restricted cash	$29,179	$(30,946)

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2023 was $28.9 million, which resulted from a net loss of $46.4 million and a net cash decrease in operating assets and liabilities of $2.4 million, offset by non-cash adjustments of $19.9 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.8 million increase in Other current assets, a $0.2 million decrease in Income taxes payable, a $0.3 million increase in due from related parties, a $1.0 million increase in Inventories, a $0.4 million increase in Deferred cost, a $8.6 million decrease in Accounts payable and accrued expenses, a $1.1 million decrease in Lease liabilities, partially offset by a $10.8 million decrease in Other long-term assets, a $0.7 million decrease in Accounts receivable, a $1.7 million decrease in Prepaid expenses, a $3.7 million increase Interest payable, and a $1.2 million increase in Deferred revenue. Non-cash charges primarily consisted of $5.5 million of share-based compensation, $6.3 million provision for bad debt expense, $3.4 million for loss on derivative liability, $1.5 million amortization of deferred cost, $0.4 million amortization of debt issuance cost, $1.0 million of non-cash lease expense, $1.1 million amortization of intangibles, and $0.7 million of depreciation.

Net cash used in operating activities during the six months ended June 30, 2022, was $73.9 million, which was primarily due to a net loss of $66.0 million and a net cash decrease in operating assets and liabilities of $38.7 million, offset by non-cash adjustments of $30.8 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $22.2 million increase in Inventories, a $0.6 million increase in due from related parties, a $12.0 million increase in Accounts receivables, a $1.8 million increase in Deferred costs, a $2.8 decrease in Deferred revenue, a $7.4 million increase in Other current assets, a $7.1 million increase in Prepaid expenses, and a $3.6 million increase in Other long-term assets, partially offset by a $14.3 million increase in Accounts payable and accrued expenses, a $2.0 million increase in Other long-term liabilities, and a $2.6 million increase in Income taxes payable. Non-cash charges primarily consisted of $17.7 million deferred income taxes, $6.7 million of provision for bad debt, share-based compensation expense of $4.2 million, depreciation of $0.6 million, amortization of debt issuance cost for $0.3 million, amortization of intangibles for $1.8 million, and $1.7 million for amortization of deferred cost offset by $1.3 million for change in fair value - warrant liabilities, and $1.0 million in unrealized foreign currency transaction gains.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2023, of $0.9 million resulted primarily from purchases of property and equipment of $0.7 million and purchases of intangible assets of $0.4 million, offset by $0.2 million of disposal of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2022 of $6.7 million resulted primarily from purchases of property and equipment of $4.7 million and purchases of intangible assets of $1.9 million.

Net cash provided by financing activities

Net cash provided by financing activities of $60.8 million during the six months ended June 30, 2023, was primarily due to borrowings under our KLIM Term Loan of $87.3 million during the six months ended June 30, 2023. The net change in cash provided by financing activities was partially offset by $20.1 million repayment of our revolving credit facility, $5.8 million of deferred financing costs, and $0.5 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities of $50.2 million during the six months ended June 30, 2022 was primarily due to borrowings under our revolving credit facility of $61.6 million, offset by $11.0 million of taxes paid related to net share settlement of equity awards, and $0.5 million of deferred financing costs.

Off-Balance Sheet Arrangements

As of June 30, 2023, our off-balance sheet arrangements consisted of guaranties provided by the Company for leases for office space by unconsolidated organizations and standby letters of credit. See Note 16—Commitments and contingencies to the interim unaudited condensed consolidated financial statements included elsewhere in this filing for more information regarding these guaranties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of June 30, 2023, we had Cash and cash equivalents of $34.4 million deposited with major financial institutions, which consisted of bank deposits and Restricted cash of $0.1 million. Due to the short-term nature of these instruments, our exposure to interest rate risk is limited to changes in our bank interest rates for which an immediate one percent change would not have had a material effect on our financial condition or operating results.

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

During the three and six months ended June 30, 2023, income from operations would have decreased or increased approximately $0.1 million and $0.1 million, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. including the possibility of human error and the circumvention or overriding of controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in internal control over financial reporting described above.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Other than those actions described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Information – Note 16—Commitments and contingencies – Litigation.” The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

There were no unregistered sales of equity securities during the three and six months ended June 30, 2023.

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